Form 10-K
period 2024-12-31
Polaris Inc.
filed 2025-02-18
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,365,588,000 as of June 30, 2024, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date. As of February 11, 2025, 56,099,881 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about May 1, 2025, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2025 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

  POLARIS INC.
2024 FORM 10-K ANNUAL REPORT

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
Business Segments
We operate in three business segments; Off Road, On Road, and Marine. Our products are sold through a network of approximately 2,500 independent dealers in North America. Internationally, products are sold through over 25 subsidiaries to over 1,500 independent international dealers and 70 independent distributors that serve over 90 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products, however some dealers carry our full line of products and, while relatively consistent, the actual number of dealers carrying our products can vary from time to time.
Off Road:
The Off Road segment primarily consists of ORVs and snowmobiles. ORVs are four-wheel vehicles designed for off-road use and traversing a wide variety of terrain, including dunes, trails, and mud. The vehicles can be multi-passenger or single passenger, are used for recreation in sports such as fishing and hunting and for trail and dune riding, and for utility purposes on farms, ranches, and construction sites. The ORV industry is comprised of ATVs and side-by-side vehicles. Internationally, ATVs and side-by-sides are sold primarily in Western Europe, Australia, and Mexico by similar manufacturers as in North America.
Estimated North America and worldwide ORV industry retail sales are summarized as follows:

	Twelve months ended December 31,
Estimated* Approximate Industry Sales (in units)	2024	2023	2022
North America ATV retail sales	240,000	240,000	250,000
North America side-by-side retail sales	565,000	565,000	545,000
North America ORV retail sales	805,000	805,000	795,000

Worldwide ATV retail sales	340,000	335,000	355,000
Worldwide side-by-side retail sales	620,000	620,000	600,000
Worldwide ORV retail sales	960,000	955,000	955,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

The side-by-side market has been consistently strong over the past several years primarily due to continued innovation by manufacturers. In 2024, we continued to be the North America market share leader in off-road vehicles. Our ORV lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, the Polaris XPEDITION adventure side-by-side and the Sportsman ATV. The full line spans 111 models, including two-, four- and six-wheel drive general purpose and recreational vehicles. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2024 ORV product introductions and upgrades included a redesigned and enhanced RZR Pro lineup and new trim offerings, as well as refreshed style and updated colors and graphics on select RANGER models. New models to the lineup included the addition of the GENERAL 4 1000 Sport and the return of the RANGER XP NorthStar Trail Boss.
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
Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that worldwide industry sales of snowmobiles totaled approximately 110,000, 125,000, and 130,000 units for the 12 month seasons ended March 31, 2024, 2023, and 2022, respectively.
For the 12 month snowmobile season ended March 31, 2024, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 61 models, ranging from entry models to utility and economy models to performance and competition models.
Key model enhancements in 2024 included the introduction of patented DYNAMIX suspension technology as well as a lighter RMK lineup. New models introduced included the RMK SP and 650 Titan Adventure Widetrack.
Polaris snowmobiles are sold principally in the United States, Canada, and Northern Europe. We sell our snowmobiles directly to a network of over 560 dealers in North America, primarily located in the snowbelt regions of the United States and Canada, and over 300 international dealers. We offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacturing of snowmobiles generally commences in late winter of the previous season and continues through late autumn or early winter of the current season.
The global snowmobile industry is primarily comprised of North American and Japanese competitors. Competitive market share position is driven heavily by product news (styling, technology, performance) and pricing.
Our commercial and government/defense businesses design and manufacture vehicles that support various commercial and government applications for transporting people and hauling equipment, as well as tactical defense vehicles. Our defense vehicles, which include ATVs and side-by-side vehicles with modified features for military applications, provide versatile mobility for up to five passengers, and include our DAGOR, Sportsman MV and MRZR models. We also offer more than 25 commercial ORV models.
Our commercial and government/defense businesses each have their own distribution networks outside of our traditional dealer channels through which their respective vehicles are distributed. ProXD, one of our vehicle brands, is sold through a growing network of approximately 250 dealers and also direct to customer where permitted.
We design, engineer, produce or supply a variety of replacement parts, lubricants and Polaris Engineered Accessories for our Off Road Segment. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, pull-behinds, cab systems, lighting and audio systems, cargo box accessories and tracks. We also market a full line of gear and apparel related to our ORVs, including helmets, jackets, gloves, pants and hats. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, bags and windshields. We also market a full line of gear and apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Gear and apparel are designed to our specifications, purchased from independent vendors and sold by us through our dealers, distributors, and online.

PG&A products for the Off Road segment include our OEM brands as well as other portfolio brands including Kolpin, Pro Armor, Klim, 509, and Trail Tech. Kolpin, Pro Armor and Trail Tech serve various accessory related needs. Kolpin is a lifestyle brand specializing in purpose-built and universal-fit accessories for a variety of off-road vehicles and off-road outdoor enthusiasts. Pro Armor offers a lineup that specializes in accessories for performance side-by-side vehicles, snowmobiles and ATVs. Brands in our Apparel category include Klim, an aftermarket leader in premium technical riding gear for snowmobile and off-road activities, and 509, which specializes in snowmobile and off-road apparel, helmets and goggles. Kolpin, Pro Armor and Trail Tech are marketed through Apex Product Group, a unified sales, customer service, distribution and vertically integrated manufacturing organization. Apex allows us to access customers through strategic retail and e-commerce marketplaces, as well as dealerships (Polaris and non-Polaris), to reach owners of Polaris and other OEM’s products. Klim and 509 each have their own dealer/distributor networks.
On Road:
Our On Road segment designs and manufactures motorcycles, moto-roadsters, light duty hauling, and passenger vehicles.
Motorcycles are utilized as a mode of transportation as well as for recreational purposes. The industry is comprised of several segments. We currently compete in two segments: cruisers and touring (including three-wheel). Competition in these segments of the motorcycle industry is based on a number of factors, including styling, price, quality, reliability and the dealer network supporting the brand.
Estimated combined 900cc and above cruiser, touring, and standard market segments (including the moto-roadster Slingshot®) motorcycle industry sales in North America and worldwide are summarized as follows:

	Twelve months ended December 31,
Estimated* Industry Sales (in units)	2024	2023	2022
North America 900cc cruiser, touring, and standard retail sales	170,000	180,000	195,000
Worldwide 900cc cruiser, touring, and standard retail sales	280,000	300,000	315,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

In 2024, we held the number two position in North America market share for the 900cc+ category. Our motorcycles lineup includes Indian Motorcycle and Slingshot, a three-wheel open air roadster. Our 2025 model year line of motorcycles for Indian Motorcycle and Slingshot consists of 40 models. In 2024, Indian Motorcycle launched all-new 2025 models, featuring a limited edition Roadmaster Elite and a completely redesigned Scout lineup of mid-size cruisers. In 2024, the Slingshot lineup received thoughtful refinements and bold graphics.
We design, engineer, produce or source a variety of replacement parts, lubricants and accessories for our motorcycles and moto-roadsters. Motorcycle accessories include performance enhancements, saddle bags, handlebars, backrests, exhausts, windshields, seats and various chrome accessories. We also market a full line of gear and apparel for our motorcycles, including casual wear, helmets, gloves, jackets, pants and hats. Gear and apparel are purchased from independent vendors and sold by us through our dealers, distributors, and online under our brand names. PG&A products for the On Road segment include our OEM brands as well as other portfolio brands including Klim and 509.
Indian Motorcycle and Slingshot are distributed directly through independently owned dealers and distributors. Indian Motorcycles are sold through a network of approximately 230 dealers in North America and over 370 international dealers. Slingshot currently has approximately 300 dealers globally. We utilize our RFM ordering system for motorcycle dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
We also design and manufacture vehicles that support various commercial and industrial work applications and include products in the light-duty hauling, industrial and urban/suburban commuting sub-sectors. Our vehicle brands include Goupil and Aixam which are primarily marketed in Western Europe. We offer 15 models across these brands. These businesses each have their own distribution networks through which their respective vehicles are distributed. Goupil and Aixam sell directly to customers in France, through subsidiaries in certain Western European countries and through several dealers and distributors for markets outside such countries.

Marine:
Our Marine segment designs and manufactures boats that are designed to compete in key segments of the recreational marine industry, specifically pontoon and deck boats. Inclusive of the segments in which we compete, we estimate total U.S. 2024 powerboats market sales were approximately $14.0 billion, with pontoon being one of the larger segments therein.
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
In 2024, Polaris Marine launched model year 2025 boats for the Bennington, Godfrey and Hurricane brands. Bennington launched a new M-Series family of boats that retail at a competitive price point. Hurricane launched two entirely new models to extend its deck boat lineup, including a 24-foot center console fishing and family boat and the 3200, its newest extension in luxury deck boats. Godfrey redesigned the seating system and layouts of its most popular Sweetwater models and further expanded the optional upgrades to its entry level Experience lineup.
Our extensive, experienced and loyal network of over 600 global dealers is a competitive advantage, helping to generate steady demand. Concentrated primarily in North America, this dealer network is organized into distinct sales territories supported by experienced sales representatives and leadership. Through the use of offseason incentive programs, we adhere to level production throughout the year, minimizing disruption to the workforce and vendor network.
Polaris Adventures
Our Polaris Adventures business partners with local outfitters to deliver unique ride experiences leveraging many of our global vehicle platforms. The Polaris Adventures network has completed over 1,750,000 rides since 2017, and had over 250 locations as of December 31, 2024. The financial results of the Polaris Adventures business are included within the Off Road, On Road and Marine segments, depending on the vehicle platform used in the ride experience.
Financial Services Arrangements
Floor plan financing. We have arrangements with Polaris Acceptance (United States), a joint venture between Polaris and a subsidiary of Wells Fargo Bank, N.A., and Wells Fargo affiliates (who provide floor plan financing for customers in many countries and regions, including Canada, France, Germany, the United Kingdom and Scandinavia) to provide floor plan financing for many of our dealers. A majority of our sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A are financed under these arrangements whereby we receive payment within a few days of shipment of our product. We participate in the cost of dealer financing and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. No material losses have been incurred under these agreements during the periods presented. See Note 11 of Notes to Consolidated Financial Statements for a discussion of these financial services arrangements.
Customer financing. We do not offer consumer financing directly to the end users of our products. Instead, we have agreements in place with third-party finance companies to provide financing services to those end consumers. We have no material contingent liabilities for residual value or credit collection risk under these agreements.
Manufacturing and Distribution Operations
Our products are primarily assembled at our 22 global manufacturing facilities, many of which are shared across business segments. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, precision machining, welding, clutch assembly and painting. Raw materials and other component parts are purchased from third-party vendors. We have a long-term supply contract with a boat engine manufacturer, which requires a certain volume of total engine purchases, and includes favorable pricing, as well as various growth and volume incentives.
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

Sales and Marketing
Our marketing activities are designed primarily to promote and communicate with consumers to enable the marketing and selling efforts of our dealers and distributors globally. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our brands directly to consumers via digital, television, print, out of home, radio, events and sponsorships. We utilize public relations and partnerships to drive earned media. We provide advertising assets and content and partially underwrite dealer and distributor advertising to a degree and on terms which vary by brand and from year to year. We also provide print materials, signage and other promotional items for use by dealers. We spent $500.4 million, $542.3 million and $480.8 million for sales and marketing activities in 2024, 2023 and 2022, respectively. Our corporate headquarters facility is in Medina, Minnesota, and we maintain numerous sales and administrative facilities around the world.
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

Human Capital Management
Best Team, Best Culture is a strategic pillar at Polaris and a critical part of our long-term success. We continue to see our employees as our greatest asset. As a commitment to our employees, we have built a work environment founded on Polaris values and supported by a culture of engagement. Our employees are also among our largest shareholder groups, driven by our Employee Stock Ownership Plan (“ESOP”) and our equity compensation programs.
Headcount. Due to the seasonality of our business and changes in production cycles, total employment levels vary throughout the year. Aligned to our business performance, we reduced the size of our workforce over the year. As of December 31, 2024, we had approximately 15,000 full-time employees globally, with approximately 5,000 in salaried roles. Our employees are based in 20 countries with approximately 50% of our workforce located outside of the United States.
Governance. Our Board of Directors has active oversight of our human capital management practices. The Committees of the Board regularly review key performance indicators from the business, including employee relations feedback, retention, and attrition statistics, and key talent succession. Annually, our full Board reviews the human capital strategy, core processes, leadership development and succession, employee engagement and retention, workplace fairness, and overall workforce performance.
Culture. We believe the Polaris culture is a competitive advantage, and our environment has continued to evolve to support employee and business performance. A core element of our human capital management strategy is employee engagement. Our multi-faceted employee listening strategy includes our new hire pulse surveys, engagement survey of global salaried employees, bi-annual ethical cultural survey, and exit interviews. In 2024, our Ethical Culture and Compliance Perceptions Assessment Survey resulted in a higher score compared to our inaugural survey in 2022 and a greater percentage of employees participated in the survey than had previously.
We remain committed to a multi-year strategy of R.I.D.E. Together that defines and progresses our commitment of Respect, Inclusion, Diversity, and Excellence. The composition of our employee base reflects this priority and our commitment to cultivating a wide range of ideas and experiences. As members of the Corporate Partnership Council of the Society of Women Engineers and the Women in Manufacturing Association, we drive team development opportunities and a potential pipeline for future talent. Our partnerships with the Society of Professional Hispanic Engineers, Disability Solutions, and DoD Skill Bridge further our ability to broaden our base of potential qualified candidates. We have established an additional pipeline for non-traditional technical talent through Code2College, and our early career leadership development programs remain a key pipeline. In 2024, we also established a new Manufacturing Development Program to support skill development for trade workers.
Leadership development. As a part of our talent strategy, we strategically and intentionally develop employees to become the next generation of leaders through external partnerships and employee development programs such as Succeeding as a Polaris Leader and Polaris Leadership Development 1 and 2. These programs provide high-potential employees opportunities to gain experience and prepare for next-level roles.
Attracting and developing early career talent remains a key element of our talent strategy. We invest in the development of early talent, providing our interns with weekly development opportunities. Our internship programs are a key pipeline to our early career leadership development programs across engineering, operations, sales, marketing, finance, human resources, and information technology. For our interns and development program participants, we host a multi-day summit event in Minnesota, providing an opportunity to learn from executives, network with peers, participate in professional development activities, and experience Polaris products.
Employee well-being. We believe the holistic focus on well-being, including our employees’ health, safety, and financial security, drives our success and is a key focus of our Best Team, Best Culture pillar. We offer our employees a total rewards package that includes competitive base pay, annual incentives, product discounts, comprehensive health and wellness benefits, and equity compensation plans that include the ESOP, the Employee Stock Purchase Plan (“ESPP”), and additional incentive equity grants for certain levels. Employees are provided with customized, comprehensive total rewards statements and resources to understand the various pay and benefits elements of our total rewards program.
Financial well-being is one of our focuses, and we endeavor to support our employees’ financial wellness in a variety of ways, including by offering financial wellness education that supports employees navigating market volatility and inflation. We also offer free one-on-one financial counseling sessions to employees, allowing employees to receive counseling tailored to their priorities. We launched the Polaris Assistance Fund in March 2023 to provide vital financial relief during times of natural disaster and personal hardship, aiming to ease the unexpected stressors that can impact our employees and their families. We view our comprehensive total rewards package with a broad focus on employee well-being as instrumental in our ability to attract, motivate and retain quality candidates and employees to drive our strategic mission to continue to be the global leader in powersports.
The safety of our employees remains a primary focus. Our goal is to keep safety at the forefront for employees both in the workplace and when enjoying their own adventures outdoors. In 2023, we launched a Rider Safety Awareness Campaign to help further educate employees on safe, responsible product operation. Each month, employees receive updates on a different topic, including our Rider Safety Policy, required protective gear, how to help kids ride safely, rules of the road, avalanche training and more. Whether riding for work or play, operating vehicles in a safe and responsible manner is a top priority.
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
Available Information
Our internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors, our Code of Business Conduct and Ethics, and our Corporate Responsibility Report. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations or email polaris.investorrelations@polaris.com. Information contained on our website is not part of this report. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
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
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs, particularly in light of the proposed policies of the new presidential administration); changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of the Company’s business; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. The Company does not undertake any duty to any person to provide updates to its forward-looking statements except as otherwise may be required by law.
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
Information about our Executive Officers
Set forth below are the names of our executive officers as of February 18, 2025, their ages, titles, the year first appointed as an executive officer, and employment for at least the last five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Michael T. Speetzen Chief Executive Officer	55
Mr. Speetzen was appointed Chief Executive Officer in April 2021; preceding this, Mr. Speetzen was Interim Chief Executive Officer since January 2021. Mr. Speetzen joined Polaris in August 2015 as Executive Vice President and Chief Financial Officer.

Michael D. Dougherty President of On Road and International	57	Mr. Dougherty was appointed President of On Road and International in December 2019. Prior to this, Mr. Dougherty was President of International since September 2015.
Benjamin D. Duke President of Marine	52
Mr. Duke was appointed President of Marine in May 2022. Prior to this, Mr. Duke was General Manager of Godfrey and Hurricane Boats since joining Polaris in 2019. Prior to joining Polaris, Mr. Duke was President of the Job Site and Standby Power Group at Briggs and Stratton, a manufacturing company.

Robert P. Mack Chief Financial Officer and Executive Vice President of Finance and Corporate Development	55
Mr. Mack was appointed Chief Financial Officer in April 2021. Mr. Mack also serves as Executive Vice President of Finance and Corporate Development. Mr. Mack was Interim Chief Financial Officer since January 2021 and originally joined Polaris in 2016 as Senior Vice President of Corporate Development and Strategy, and President of Global Adjacent Markets and Marine.

James P. Williams Senior Vice President and Chief Human Resources Officer	62	Mr. Williams joined Polaris in April 2011 as Senior Vice President and Chief Human Resources Officer.
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
Our results of operations have been, and may continue to be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact spending on our products, including discretionary spending. Weakening of, and fluctuations in, general economic conditions affecting the disposable income and budgets of our customers, such as employment levels, inflation, business conditions, the level of governmental financial assistance, the impacts of changing government regulation, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the economic impacts of natural disasters or other severe weather conditions, acts of war, acts of terrorism, and the availability of consumer credit, could reduce overall spending or reduce spending on our products. Our sales growth and profitability have been from time to time, and in the future could be, affected by a general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products in particular. A general reduction in spending by our customers for commercial equipment or a reduction in government budgets or actual spending could adversely affect our related sales.
Adverse changes in these factors has previously, and may in the future, lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.
In addition, we have current and prior financial services arrangements with subsidiaries of Wells Fargo Bank, N.A. and a subsidiary of Huntington Bancshares Incorporated that require us to repurchase products financed and repossessed pursuant to the terms of such arrangements and subject to certain limitations. From time to time, we may also elect to provide guarantees or other credit support in favor of, or related to, these arrangements, including to increase capacity thereunder. If adverse changes to economic conditions result in increased defaults on the loans made under these arrangements, our contractual repurchase obligations (or demands under any guarantees or other credit support) could adversely affect our liquidity and harm our business.
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
Additionally, fluctuating policies and the implementation of trade regulations and trade agreements could further disrupt our supply chain or increase the cost of raw materials and commodities necessary to manufacture our products. The impact from tariffs or other trade regulations or restrictions, particularly in light of the proposed policies of the new presidential administration (which include broad-based tariffs on imports from many countries) and potential retaliatory actions by other countries in response thereto, could require us to shift our manufacturing footprint, could have a negative impact on our ability to sell our products internationally and may in turn negatively impact our operational costs, work force and/or our growth initiatives. Widespread tariffs may increase the cost of, and reduce the demand for, our products, which may require us to increase our prices or result in a negative impact on our profit margins. It is impossible to predict with any certainty the effects that any new tariffs may ultimately have on our industry or our financial condition.
Furthermore, increased restrictions imposed on a class of chemicals know as per-and polyfluoroalkyl substances (“PFAS”), which are widely used in a large number of products, including parts and materials that are incorporated into our products, may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing products, which would adversely impact our business, operations, revenue, costs, and competitive position. There is no assurance that suitable replacements for PFAS-containing parts and materials will be available at similar costs, or at all.

Market and Competitive Risks
We face intense competition in all product lines. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets in which we operate are highly competitive. Competition in such markets is based upon several factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on additional factors, including product availability, sales and marketing support programs (such as financing and cooperative advertising), and dealer and customer perception. Certain of our competitors are more diversified and have advantageous manufacturing footprints, and may invest more heavily in intellectual property, product development, promotions and advertising or online presence. If we are not able to compete with new or enhanced products or models of our competitors or compete in the digital marketplace, our ability to retain and attract customers and future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness in those countries. In addition, our products compete with many other recreational, utility, and work products for the discretionary spending of our customers. A failure to compete effectively with these other competitors, adjust our manufacturing and production levels to meet fluctuating demand, or adjust pricing to offset inflation, tariffs or increased supply chain costs could materially and adversely affect our financial results and have a material adverse effect on our performance.
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business and operating results could be negatively impacted.
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
Our continued success is dependent on positive perceptions of our Polaris brands which, if weakened, could adversely affect our sales.
We believe the strength of our Polaris brands is one of the reasons our customers choose our products. To be successful, we must preserve our reputation. Reputational value is based in large part on perceptions and opinions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of our company. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in negative mainstream and social media publicity, governmental investigations, or litigation. Negative incidents, such as those that give rise to quality and safety concerns or incidents related to our products or actions or statements of our employees, suppliers or dealers, could lead to tangible adverse effects on our business, including lost sales or employee retention and recruiting difficulties. In addition, the reputation of our vendors and others with whom we choose to do business may affect our reputation.
Increased negative public perception of the social acceptability of our products or any increased restrictions on the access or the use of our products in certain locations could materially adversely affect our business or results of operations.
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
From time to time, we manage our portfolio and grow our business through acquisitions, non-consolidated investments, alliances and new joint ventures and partnerships, which could be risky and could harm our business.
From time to time, we drive growth in our businesses and accelerate opportunities to expand our global presence and customer base through targeted acquisitions, non-consolidated investments, alliances, and new joint ventures and partnerships (each a “Strategic Transaction”). We believe such Strategic Transactions add value to our existing brands and product portfolio. Alternatively, we may not be able to identify an attractive Strategic Transaction. The benefits of a Strategic Transaction may take more time than expected to develop or integrate into our operations, and we cannot guarantee that any Strategic Transaction will ultimately produce the expected benefits.
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
In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source or geography and may be at an increased risk for supply disruptions. If necessary, we may not be able to develop alternate sourcing quickly or at all. Any number of factors, including increased or new trade restrictions, labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, contractual or other disputes, unfavorable economic or industry conditions, port, rail, or truck delivery delays, acts of war, or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations.
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

We manufacture our products at, and distribute our products from, several locations in North America and internationally. An unforeseen change in the level of demand for our products or any disruption at any of these facilities or manufacturing delays could adversely affect our business and operating results.
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including supply chain constraints, labor disruptions, changes in legal or regulatory requirements, the occurrence of a contagious disease or illness or catastrophic weather events (including events caused by climate change), the inability to manufacture at the affected facility may result in harm to our reputation, supply shortages, long lead times in supply, increased costs, lower revenues and the loss of customers. We may have to cease operations at impacted facilities or may not be able to easily shift production to other facilities or to make up for lost production. In addition, inefficiencies in our manufacturing due to labor shortages, part shortages, new production lines and the complexity of the start-up of manufacturing new premium products may impact operations negatively. There can be no assurance that our current or future manufacturing footprint will improve and be sufficient to meet customer demand or that we will be able to successfully expand or contract our manufacturing capacity to meet changing demand in a more efficient manner, which could result in loss of revenue, decreased margins and loss of market share.
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
Failure to establish and maintain the appropriate level of dealer and distributor relationships or weak economic conditions impacting those relationships may negatively impact our business and operating results.
We distribute our products through numerous dealers and distributors and rely on them to retail our products to our end customers and provide service on these products. Weakening of the financial condition of our dealers or distributors due to deterioration of business conditions or reputational harm could negatively affect our sales growth and profitability. Additionally, weak demand for, or quality issues with, our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Further, although we work to actively manage dealer inventory levels, if we fail to establish and maintain an appropriate level of dealers and distributors for each of our products, we may not obtain adequate market coverage for the desired level of retail sales of our products.
Our operations require significant management attention and financial resources, expose us to difficulties presented by global economic, political, regulatory, accounting, and business factors, and may not be successful or produce desired levels of sales and profitability.
Investments to increase our global presence, including adding employees and dealers and continuing to invest in business infrastructure and operations, may not produce the returns we expect, which could adversely affect our profitability. Our operations and sales are also subject to risks related to political and economic instability, trade and political tension between the United States and countries in which we have operations or do business, increased enforcement and scrutiny from tax and trade authorities across the globe, acts of war, increased costs of customizing products for foreign countries, labor market conditions, the imposition of tariffs and other trade barriers or costs, the impact of government laws and regulations, the effects of income and withholding taxes, governmental expropriation and differences in business practices in different markets, and multiple, changing, and often inconsistent enforcement of laws, rules, and regulations, including rules relating to environmental, health, and safety matters. The realization of any of these risks or unfavorable changes in the political, regulatory and business climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows.
Weather conditions may reduce demand and negatively impact net sales and production of certain of our products.
Unfavorable weather conditions or natural disasters may reduce demand and negatively impact sales of certain of the Company’s products. Unfavorable weather, including conditions caused in part by climate change, or natural disasters in any particular geographic region may have an adverse effect on sales of the Company’s products in that region. For example, lack of snowfall during winter has, and may continue to, materially adversely affect snowmobile sales; excessive rain (including as a result of hurricanes or other extreme storm events) before and during spring and summer may materially adversely affect sales of off-road vehicles and boats; a lack of rain in certain areas may limit boat usage and may materially adversely affect sales of boats; and wild fires may damage areas where our customers ride our off-road vehicles. Weather conditions may also disrupt our manufacturing and distribution facilities, our supply chain, or our dealers, which could impact our ability to manufacture or sell products to fulfill customer demand. Such disruptions could be caused by natural disasters, inclement weather and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions or natural disasters and events that occur as a result of such events, such as water and natural resource shortages, power outages or shortages, or telecommunications failures. These weather conditions could pose physical risks to our facilities and critical infrastructure in the U.S. and internationally, disrupt the operation of our supply chain and third-party vendors, and may impact operational results. There can be no assurance that weather conditions or natural disasters will not have a material effect on our sales, production capability or component supply continuity for any of our products.
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
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including product liability lawsuits for property damage or serious bodily injury, including death, warranty litigation, and class actions alleging claims for product defects, product recalls, economic losses, breach of warranty, and violations of various consumer protection laws, among other claims. A negative outcome in one or more of these lawsuits could result in an award of damages (for which we are not insured or for which our insurance policies are insufficient to fully cover), including punitive damages, or fines, reputational harm, interruption or modification of our business, or other sanctions, as well as legal and punitive damages, or fines, reputational harm, interruption or modification of our business, or other sanctions, as well as legal and other costs, any of which may be significant and may have a negative impact on our business, operating results and cash flows.
The Company purchases excess insurance coverage for product liability claims related to incidents during the policy period which exceed our self-insured retention thresholds. Disputes with insurers could impact our recoveries under these policies. Furthermore, certain claims that are not typically covered under commercial excess policies would be excluded from coverage, such as economic loss claims, false marketing claims, and potentially punitive damages.

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
Any of these laws, rules, or regulations or changes thereto may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our facilities or products, implement changes in our supply chain, limit our expansion capabilities, or modify our approach to our workforce, each of which may ultimately adversely affect the price of or demand for some of our products and the way we conduct our operations. Failure to comply with any of these laws, rules, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved.
Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products and may lead to costly litigation.
Our intellectual property rights are enforceable against third parties as infringement or misappropriation allegations or actions only to the extent that they are demonstrated by valid and enforceable patents or trademarks or are maintained in reasonable confidence sufficient to qualify as trade secrets. Despite our best efforts, we cannot guarantee that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims granted under any issued patents will be sufficiently broad to protect our technology against any current or future competitor. In the absence of directly applicable and enforceable patent or trademark protection, we may be vulnerable to loss with respect to competitors who attempt to copy our technology or product designs, exploit our trade secrets and know-how, or tarnish or diminish goodwill in our brand, all of which could adversely affect our business. Even with applicable and enforceable patent or trademark protection, others may initiate litigation to challenge to validity of our intellectual property, allege that we infringe their intellectual property rights, or they may use their resources to design comparable products that recreate as near as possible yet do not technically infringe our patents. We may incur substantial costs defending our intellectual property rights in the event that others initiate litigation to challenge the validity of our patents or allege that we infringe their patents. Substantial costs may also be incurred should we initiate proceedings to protect our intellectual property rights against misappropriation or infringement by others. If the outcome of any intellectual property-related litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. Regardless of whether litigation relating to our intellectual property rights is successful, ongoing litigation as described herein could significantly increase our costs and divert management’s attention from operation of our business, which could adversely affect our results of operations and financial condition. Although we take all reasonable measures to verify that our products, technologies and marks do not infringe on the intellectual property rights of others, we cannot guarantee that they do not or will not. Allegations, litigation, cease and desist letters, court ordered injunctions, and the like relating to potential infringement of third-party intellectual property could result in significant costs, damages and substantial uncertainty.
We may be subject to cybersecurity events and other disruptions to our information technology systems, data and connected products that could adversely affect our business.
Cybersecurity threats and incidents have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency and severity in the future. As technological advances develop and our reliance on technology increases, our business is subject to risks from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems and networks, or those of our third-party vendors and service providers, the disruption of operations, the corruption of data or theft of confidential or personal information, and other cybersecurity incidents.
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
We have experienced cyber-attacks, as have third parties who manage our information technology systems and other third-party suppliers and service providers, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems, connected products, data or operations as a result of such cyber-attacks. We could, however, experience material disruptions or breaches in the future. Such disruptions or breaches of our information technology systems, connected products, data, or operations could adversely affect our business by resulting in, among other things: (i) disruption to our business operations; (ii) compromise or loss of the information processed by our information technology systems and connected products, such as intellectual property, confidential or proprietary information, or personal information; (iii) impact to the performance and/or safety of our connected products; (iv) damage to our reputation; (v) requirements to notify government authorities or affected individuals; and (vi) government enforcement, litigation or regulatory proceedings.
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
Retail credit market deterioration and volatility may restrict the ability of our retail customers to finance the purchase of our products.
We have arrangements with third parties to make retail financing available to consumers who purchase our products in the United States and Canada and, to a lesser degree, in other international markets. Furthermore, many customers use financing from lenders who do not partner with us, such as local banks and credit unions. There can be no assurance that retail financing will continue to be available in the same amounts and under the same terms that had been previously available to our customers. If retail financing is not available to customers on satisfactory terms, consumer demand could be materially impacted and our sales and profitability could be adversely affected.
We have outstanding debt and must comply with restrictive covenants in our debt agreements. Provisions in our debt agreements could adversely affect our operating flexibility, pose risks of default and reduce our flexibility to respond to an economic downturn.
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
For example, in 2021, the Organization for Economic Cooperation and Development (“OECD”) announced that 136 countries and tax jurisdictions have agreed to implement a new “Two Pillar” approach to international taxation. The first pillar will establish a new taxing right for countries in which a business has a significant economic presence, even though it may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. The second pillar is designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries have begun implementing legislation to adopt the rules. The United States has not yet enacted legislation implementing the second pillar. Depending on how the jurisdictions in which we operate choose to implement the OECD’s approach in their tax treaties and domestic tax laws, we and our subsidiaries could be adversely affected due to some of our income being taxed at higher effective rates, once these new rules come into force.
An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations and net worth.
Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, negative perception of the Company’s brands and tradenames, unanticipated competition, and/or changes in technology or markets, have required and could in the future require a provision for impairment that could negatively impact our reported earnings and reduce our consolidated net worth and shareholders’ equity.
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) and sustainability matters relating to businesses, including climate change and greenhouse gas emissions, data privacy, artificial intelligence, human capital and workplace fairness. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our “Geared for Good” ESG Report. Responding to these ESG matters involves implementing new processes and procedures to comply with new laws and involves risks and uncertainties, including those described under “Forward-Looking Statements.” These efforts may require investments which may be impacted by factors outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. We may also amend, abandon or replace our goals and initiatives due to a change in strategy, reduced relevance of such goals and initiatives or changing market conditions, and we may take certain actions that stakeholders or regulators view as contrary to such goals and initiatives. Stakeholders also may have very different views on where our ESG and sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price. Furthermore, in recent years, “anti-ESG” sentiment has gained momentum across the United States, with several states and the federal government having proposed or enacted anti-ESG policies, legislation or initiatives or issued related legal opinions. The Trump Administration also recently issued an executive order opposing diversity, equity and inclusion (“DEI”) initiatives in the private sector, which may draw additional attention to companies who provide products and services to the U.S. government. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations, enforcement actions or litigation, or sustaining reputational harm.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 1C. Cybersecurity
As a key component of Polaris’ Enterprise Risk Management process, Polaris’ cybersecurity risk management program is designed to align with industry-standard cybersecurity frameworks and includes processes related to each of the following functions for assessing, identifying, and managing risks from cybersecurity threats: identification, protection, detection, response, and recovery. Examples of relevant processes include steps for: assessing the severity of a cybersecurity threat; identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider; implementing cybersecurity countermeasures and mitigation strategies; and remediating and escalating cybersecurity incidents using cross-functional expertise. Our cybersecurity risk management program also includes risk-based processes related to overseeing and identifying cybersecurity risks associated with the use of third-party providers, including processes related to: conducting cybersecurity assessments of third-party service providers, including cybersecurity obligations in contracts with third-party service providers; and receiving and responding to notification of cybersecurity incidents of third-party service providers. Our cybersecurity team engages third-party security experts to assist with our processes for assessing, identifying, and managing risks from cybersecurity threats, including, for example, assessment of the maturity of our cybersecurity risk management program, penetration testing, employee awareness testing, phish testing, and incident monitoring and response, including conducting tabletop exercises.
Our cybersecurity risk management program is under the direction of our Senior Vice President and Chief Digital and Information Officer, who has 30 years of technology leadership, and staffed by a cybersecurity team that includes personnel with a range of information and product security experience, from early-career professionals with cybersecurity degrees to seasoned professionals with multiple cybersecurity-related certifications and more than twenty years of experience. The Senior Vice President and Chief Digital and Information Officer receives reports from our cybersecurity team on the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Executive Cybersecurity Council meets as appropriate and receives updates from the Senior Vice President and Chief Digital and Information Officer and the cybersecurity team regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including learnings from external cybersecurity incidents.
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors - Regulatory, Intellectual Property, Cybersecurity and Privacy Risks” in this Annual Report.

Item 2. Properties
The following sets forth the Company’s material properties as of December 31, 2024:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Corp	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Off	Owned	818,000
Huntsville, Alabama	Wholegoods manufacturing	Off / On	Primarily owned	1,400,000
Monterrey, Mexico	Wholegoods manufacturing	Off	Primarily leased	3,200,000
Elkhart, Indiana	Wholegoods manufacturing	M	Primarily owned	1,420,000
Opole, Poland	Wholegoods manufacturing	Off / On	Leased	365,000
Spirit Lake, Iowa	Wholegoods manufacturing	On	Owned	448,000
Chanas, France	Wholegoods manufacturing	On	Owned	196,000
Shanghai, China	Wholegoods manufacturing	Off	Leased	215,000
Bourran, France	Wholegoods manufacturing and R&D	On	Leased	105,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	On	Owned	98,000
Andancette, France	Wholegoods manufacturing and R&D	On	Owned	190,000
Vinh Phuc Province, Vietnam	Wholegoods manufacturing and R&D	On	Primarily owned	235,000
Osceola, Wisconsin	Component parts & engine manufacturing	Off / On	Owned	293,000
Monticello, Minnesota	Component parts manufacturing	Off / On	Owned	109,000
Wyoming, Minnesota	Research and development facility	Off / On	Owned	272,000
Fernley, Nevada	Distribution center	Off / On	Owned	475,000
Wilmington, Ohio	Distribution center	Off / On	Primarily Owned	658,000
Vermillion, South Dakota	Distribution center	Off / On	Owned	610,000
Rigby, Idaho	Distribution center and office facility	Off / On	Owned	108,000
Plymouth, Minnesota	Office facility	Corp	Primarily owned	170,000
*Legend: Corp - Corporate (all segments), Off - Off Road, On - On Road, M - Marine
Including the material properties listed above and those properties not listed, we have approximately eight million square feet of global manufacturing and research and development space. Additionally, we have over seven million square feet of global warehouse and distribution center space. For product development and testing of our vehicles, we utilize various parcels of land, including owned or public land near our manufacturing and engineering facilities, land owned in Texas dedicated to testing of our ORVs, and other pieces of public land around the world that provide the appropriate conditions for testing. We also have international office facilities in Western Europe, Australia, New Zealand, Brazil, India, China, Japan, and Mexico.
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
As of the date hereof, we are party to certain putative class actions brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On December 18, 2024, the state court in Albright entered an order setting a hearing for June 20, 2025 to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. Trial is currently set to begin on May 5, 2025.
With respect to each of the aforementioned putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 11, 2025, there were 1,851 shareholders of record of the Company’s common stock and the last reported sale price for shares of our common stock on the New York Stock Exchange was $44.39 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future, subject to the approval of the Company’s Board of Directors, which will depend on market and other conditions.
STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and S&P Composite 1500 Leisure Products Index.
The graph assumes the investment of $100 at the close on December 31, 2019 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2024. Points on the graph represent the performance as of the last business day of each of the years indicated.

Assumes $100 Invested at the close on December 31, 2019
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2024

	2019	2020	2021	2022	2023	2024
Polaris Inc.	$100.00	$96.20	$113.33	$106.51	$102.50	$64.40
S&P Midcap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
S&P Composite 1500 Leisure Products Index	100.00	115.06	139.52	97.46	101.83	87.16

Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index, and S&P Composite 1500 Leisure Products Index

175
150
125
100
75
50
2019
2020
2021
2022
2023
2024
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
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1–31, 2024	—	$—	—	$1,109,330,034
November 1–30, 2024	—	$—	—	$1,109,330,034
December 1–31, 2024	—	$—	—	$1,109,330,034
Total	—	$—	—

(1)    In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of December 31, 2024, the Company was authorized to repurchase up to an additional $1,109.3 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
 Overview
2024 sales totaled $7.2 billion, a decrease of 20 percent from 2023. The year-over-year decrease in sales was primarily due to decreased shipments in all segments and lower net pricing driven by higher promotional costs, partially offset by product mix.
Our gross profit of $1.5 billion decreased 25 percent from $2.0 billion in 2023. Gross profit, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs, product mix, and decreased leverage of fixed costs as a result of reduced sales volumes. These decreases were partially offset by favorable operational costs.
Full year net income from continuing operations attributable to Polaris Inc. was $110.8 million, or $1.95 per diluted share, compared to 2023 full year net income from continuing operations attributable to Polaris Inc. of $502.8 million, or $8.71 per diluted share. These decreases were primarily the result of decreased shipments in all segments, lower net pricing driven by higher promotional costs, and decreased leverage of fixed costs as a result of reduced sales volumes, partially offset by favorable operating costs. We reported Adjusted EBITDA of $635.4 million in 2024 compared to $1,020.9 million in 2023. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income from continuing operations to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
On January 30, 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.67 per share for the first quarter of 2025, a two percent increase from the prior quarterly cash dividend, representing the 30th consecutive year of increased dividends to shareholders.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Sales	$7,175.4	$8,934.4	(20)%	$8,589.0	4%
Cost of sales	$5,708.6	$6,974.5	(18)%	$6,629.5	5%
Gross profit	$1,466.8	$1,959.9	(25)%	$1,959.5	0%
Percentage of sales	20.4%	21.9%	-149 basis points	22.8%	-88 basis points
Operating expenses:
Selling and marketing	$500.4	$542.3	(8)%	$480.8	13%
Research and development	336.9	374.3	(10)%	366.7	2%
General and administrative	436.5	422.8	3%	355.9	19%
Total operating expenses	$1,273.8	$1,339.4	(5)%	$1,203.4	11%
Percentage of sales	17.8%	15.0%	+276 basis points	14.0%	+98 basis points
Income from financial services	$97.6	$80.4	21%	$48.4	66%
Operating income	$290.6	$700.9	(59)%	$804.5	(13)%

Non-operating expense:
Interest expense	$137.0	$125.0	10%	$71.7	74%
Other expense (income), net	$12.8	$(44.5)	NM	$(28.6)	56%
Income from continuing operations before income taxes	$140.8	$620.4	(77)%	$761.4	(19)%
Provision for income taxes	$29.6	$117.7	(75)%	$158.0	(26)%
Effective income tax rate	21.0%	19.0%	+207 basis points	20.7%	-178 basis points

Net income from continuing operations	$111.2	$502.7	(78)%	$603.4	(17)%
Net (income) loss attributable to noncontrolling interest	(0.4)	0.1	NM	(0.5)	NM
Net income from continuing operations attributable to Polaris Inc.	$110.8	$502.8	(78)%	$602.9	(17)%
Percentage of sales	1.5%	5.6%	-408 basis points	7.0%	-140 basis points

Adjusted EBITDA	$635.4	$1,020.9	(38)%	$1,075.9	(5)%
Adjusted EBITDA Margin	8.9%	11.4%	-257 basis points	12.5%	-110 basis points

Diluted net income from continuing operations per share attributable to Polaris Inc. shareholders	$1.95	$8.71	(78)%	$10.04	(13)%
Weighted average diluted shares outstanding	56.8	57.7	(2)%	60.1	(4)%
NM = not meaningful

Sales:
The year-over-year decrease in sales was due to decreased shipments and lower net pricing driven by higher promotional costs, partially offset by product mix.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2024	2023
Volume	(21)%	2%
Product mix and price	1	2
Currency	—	—
	(20)%	4%
The year-over-year volume decrease was the result of decreased shipments in all segments. Product mix was favorable as a result of a higher sales mix of ORVs.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2024	Percent of Total Sales	2023	Percent of Total Sales	Percent Change 2024 vs. 2023	2022	Percent of Total Sales	Percent Change 2023 vs. 2022
United States	$5,629.0	79%	$7,122.2	80%	(21)%	$6,809.2	79%	5%
Canada	446.2	6%	584.0	6%	(24)%	606.7	7%	(4)%
Other countries	1,100.2	15%	1,228.2	14%	(10)%	1,173.1	14%	5%
Total sales	$7,175.4	100%	$8,934.4	100%	(20)%	$8,589.0	100%	4%
Sales in the United States decreased primarily as a result of lower shipments in all segments.
Sales in Canada decreased primarily as a result of decreased snowmobile shipments. Currency rate movements had an unfavorable impact of one percentage point on sales in 2024.
Sales in other countries decreased primarily as a result of lower ORV and motorcycle shipments. Currency rate movements had no impact on sales in 2024.
Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2024	Percent of Total Cost of Sales	2023	Percent of Total Cost of Sales	Change 2024 vs. 2023	2022	Percent of Total Cost of Sales	Change 2023 vs. 2022
Purchased materials and services	$4,693.6	82%	$5,802.9	83%	(19)%	$5,606.4	84%	4%
Labor and benefits	628.8	11%	756.7	11%	(17)%	656.0	10%	15%
Depreciation and amortization	220.8	4%	205.8	3%	7%	183.6	3%	12%
Warranty costs	165.4	3%	209.1	3%	(21)%	183.5	3%	14%
Total cost of sales	$5,708.6	100%	$6,974.5	100%	(18)%	$6,629.5	100%	5%
Percentage of sales	79.6%		78.1%		+149 basis points	77.2%		+88 basis points
The year-over-year decrease in cost of sales was primarily as a result of reduced sales volumes driving lower purchased materials and decreased labor costs.

Gross profit:
Gross profit for 2024, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs, product mix, and decreased leverage of fixed costs as a result of reduced sales volumes, partially offset by favorable operational costs.
Operating expenses:
Operating expenses for 2024, in absolute dollars, decreased due to reduced selling and marketing and research and development expenses, partially offset by increased general and administrative expenses. Operating expenses for 2024, as a percentage of sales, increased compared to 2023, primarily due to decreased leverage of fixed costs as a result of reduced sales volumes.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Income from Polaris Acceptance joint venture	$53.8	$41.5	30%	$15.1	175%
Income from retail credit agreements	42.7	39.0	9%	34.3	14%
Net income (expense) from other financial services activities	1.1	(0.1)	NM	(1.0)	NM
Total income from financial services	$97.6	$80.4	21%	$48.4	66%
Percentage of sales	1.4%	0.9%	+46 basis points	0.6%	+34 basis points
Income from financial services increased 21 percent in 2024, primarily due to higher wholesale financing income from Polaris Acceptance driven by higher dealer inventory levels.
Interest expense:
Interest expense increased for 2024 primarily as a result of higher interest rates.
Other expense (income), net:
Other expense (income) is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries. The increase in other expenses in 2024 was also attributable to an impairment charge recorded related to an investment held by the Company.
Provision for income taxes:
The increase in the effective income tax rate for 2024 was primarily due to lower pretax earnings which resulted in an increase in the foreign tax rate detriment, as well as unfavorable impacts related to share-based compensation due to a lower stock price, and a valuation allowance related to an investment impairment charge recorded in 2024. These items were partially offset by a tax rate benefit related to reduced research and development credits compared to the prior year and the related beneficial impact due to lower pretax earnings.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased in 2024 primarily as a result of decreased shipments and lower net pricing driven by higher promotional costs. These decreases were partially offset by favorable operating costs.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding decreased throughout 2024 primarily due to share repurchases and a reduction in the dilutive effect of share-based equity awards.
Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our three reportable segments, Off Road, On Road, and Marine. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs, the impacts from certain foreign currency transactions, and certain unallocated incentive compensation costs.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	For the Years Ended December 31,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$5,706.7	79%	$6,984.4	78%	(18)%	$6,436.2	75%	9%
On Road	987.8	14%	1,184.6	13%	(17)%	1,163.4	14%	2%
Marine	480.9	7%	765.4	9%	(37)%	989.4	11%	(23)%
Total sales	$7,175.4	100%	$8,934.4	100%	(20)%	$8,589.0	100%	4%

	For the Years Ended December 31,
($ in millions)	2024	Percent of Sales	2023	Percent of Sales	Percent Change 2024 vs. 2023	2022	Percent of Sales	Percent Change 2023 vs. 2022
Off Road	$1,160.5	20.3%	$1,531.6	21.9%	(24)%	$1,523.4	23.7%	1%
On Road	179.4	18.2%	240.4	20.3%	(25)%	206.3	17.7%	17%
Marine	80.6	16.8%	169.0	22.1%	(52)%	222.5	22.5%	(24)%
Corporate	46.3		18.9		NM	7.3		NM
Total gross profit	$1,466.8	20.4%	$1,959.9	21.9%	(25)%	$1,959.5	22.8%	0%
NM = not meaningful
Off Road:
Off Road sales, inclusive of PG&A sales, decreased 18 percent in 2024 primarily as a result of decreased ORV and snowmobile shipments. The average per unit sales price for the Off Road segment decreased approximately one percent, primarily due to lower net pricing driven by higher promotional costs, partially offset by product mix.
Sales to customers outside of North America decreased 11 percent in 2024 due to lower ORV and snowmobile shipments.
Gross profit, as a percentage of sales, decreased in 2024 primarily due to lower net pricing driven by higher promotional costs, decreased leverage of fixed costs as a result of reduced sales volumes, product mix, and higher finance interest, partially offset by favorable operational costs.

Additional information on our end markets for 2024:
•Polaris North America utility unit retail sales flat
•Polaris North America recreation unit retail sales down mid-single digits percent
•Total Polaris North America ORV unit retail sales down low-single digits percent
•Estimated North America industry ORV unit retail sales flat
•Total Polaris North America ORV dealer inventories down approximately 16 percent
•Polaris North America snowmobile unit retail sales for the 2024-2025 season-to-date period through December 31, 2024 down low-forties percent
•Estimated North America industry snowmobile unit retail sales for the 2024-2025 season-to-date period through December 31, 2024 down mid-thirties percent
•Total Polaris North America snowmobile dealer inventories up approximately 10 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased 17 percent in 2024 primarily as a result of decreased shipments across the product portfolio. The average per unit sales price for the On Road segment decreased approximately six percent, primarily due to product mix and lower net pricing driven by higher promotional costs.
On Road sales to customers outside of North America decreased 10 percent in 2024, primarily as a result of lower Indian Motorcycle shipments.
Gross profit, as a percentage of sales, decreased in 2024 due to product mix and lower net pricing driven by higher promotional costs, partially offset by reduced warranty expense and favorable operational costs.
Additional information on our end markets for 2024:
•Indian Motorcycle North America unit retail sales down high-single digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycle unit retail sales down mid-single digits percent
•Polaris North America motorcycle dealer inventories up approximately five percent
Marine:
Marine sales decreased 37 percent as a result of decreased shipments. The average per unit sales price for the Marine segment increased approximately six percent, primarily driven by product mix.
Gross profit, as a percentage of sales, decreased in 2024 due to decreased leverage of fixed costs as a result of reduced sales volumes and product mix.
Additional information on our end markets for 2024:
•Polaris U.S pontoon unit retail sales down mid-teens percent
•Estimated U.S. industry pontoon unit retail sales down low-double digits percent
•Polaris U.S. deck boat unit retail sales down mid-thirties percent
•Estimate U.S. industry deck boat unit retail sales down low-twenties percent
Non-GAAP Financial Measures
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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net income from continuing operations, excluding interest expense, income tax expense, depreciation and amortization, and certain other non-cash, non-recurring, or non-operating items impacting net income from continuing operations from time to time. For example, costs associated with certain corporate restructuring activities, such as acquisitions and divestitures, are included as non-GAAP adjustments. We use the non-GAAP financial measure of Adjusted EBITDA Margin, which is defined as Adjusted EBITDA divided by adjusted net sales. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin.
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
The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Years Ended December 31,
($ in millions)	2024	2023	2022
Sales	$7,175.4	$8,934.4	$8,589.0
FTR wind down (1)	(0.7)	—	—
Adjusted sales	$7,174.7	$8,934.4	$8,589.0

Net income from continuing operations	$111.2	$502.7	$603.4
Provision for income taxes	29.6	117.7	158.0
Interest expense	137.0	125.0	71.7
Depreciation	264.4	241.2	214.0
Intangible amortization (2)	21.9	17.7	18.8
Distributions from other affiliates (3)	—	(1.4)	(0.7)
Acquisition-related costs (4)	1.4	1.3	—
Restructuring (5)	23.4	8.2	6.2
FTR wind down (1)	10.0	—	—
Class action litigation expenses (6)	7.0	8.5	4.5
Intangible asset and investment impairment (7)	29.5	—	—
Adjusted EBITDA	$635.4	$1,020.9	$1,075.9
Adjusted EBITDA Margin	8.9%	11.4%	12.5%

(1) Represents adjustments for the wind down of the FTR product line within the Company’s On Road segment
(2) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(3) Represents distributions received related to an impaired investment held by the Company
(4) Represents adjustments for integration and acquisition-related expenses
(5) Represents adjustments for corporate restructuring
(6) Represents adjustments for certain class action litigation-related expenses
(7) Represents impairment charges related to other intangible assets associated with the Company’s Off Road segment and an impairment charge related to an investment held by the Company

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operating and financing activities, including funds as needed from our credit facility and issuances of long-term debt. Our primary uses of funds have been for new product development, capital investments, cash dividends to shareholders, repurchases and retirement of common stock, and acquisitions. The seasonality of production and shipments cause working capital requirements to fluctuate during the year and from year to year.
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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities of continuing operations:

($ in millions)	For the Years Ended December 31,
	2024	2023	Change 2024 vs. 2023	2022	Change 2023 vs. 2022
Total cash provided by (used for):
Operating activities	$268.2	$925.8	$(657.6)	$534.5	$391.3
Investing activities	(270.9)	(462.0)	191.1	(319.3)	(142.7)
Financing activities	(59.2)	(431.3)	372.1	(363.2)	(68.1)
Operating Activities:
The decrease in net cash provided by operating activities in 2024 was primarily the result of lower net income.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities decreased due to a reduction in property, equipment and tooling purchases, as well as net distributions from Polaris Acceptance in 2024 compared to net contributions to Polaris Acceptance in 2023. These decreases were partially offset by increased strategic investments in 2024.
Financing Activities:
The decrease in net cash used for financing activities was primarily the result of net borrowings under debt arrangements in 2024 compared to net repayments under debt arrangements in 2023, as well as lower share repurchases. These changes were partially offset by reduced proceeds from stock issuances under employee plans. Net borrowings totaled $165.8 million in 2024 compared to net repayments of $158.2 million in 2023.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of December 31, 2024, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.4 billion variable interest rate Revolving Loan Facility that matures in December 2029, under which we have unsecured borrowings. As of December 31, 2024, there were borrowings of $282.0 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $500.0 million was outstanding as of December 31, 2024. We are required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. For the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of December 31, 2024, we had $1.1 billion of availability on the Revolving Loan Facility.

In July 2024, the Company amended the credit facility to provide for a new incremental 364-day term loan in the amount of $400.0 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is unsecured and has a term ending in July 2025. As with other borrowings under the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. In December 2024, the Company entered into an amendment (the “NPA Amendment”) to the Existing Master Note Purchase Agreement. The NPA Amendment amended the Existing Note Purchase Agreement to revise the leverage ratio covenant from a gross leverage ratio to a net leverage ratio and revise the interest coverage ratio covenant definition to be based on EBITDA to interest expense. The credit facility was also amended in December 2024 and, as part of such amendment, the interest coverage ratio covenant definition was revised to be based on EBITDA to interest expense.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, we completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of December 31, 2024.
As of December 31, 2024, and December 31, 2023, we were in compliance with all debt covenants. Our debt to total capital ratio was 62 percent and 57 percent as of December 31, 2024 and December 31, 2023, respectively. Additionally, as of December 31, 2024, we had letters of credit outstanding of $46.1 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We repurchased a total of 1.0 million shares of our common stock for $82.7 million during 2024, which had a favorable impact on diluted net income from continuing operations per share of three cents. As of December 31, 2024, our Board of Directors has authorized us to repurchase up to an additional $1,109.3 million of our common stock.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of snowmobiles, ORVs, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. As of December 31, 2024 and 2023, the outstanding amount financed worldwide by dealers under these arrangements was approximately $2,255.5 million and $2,629.9 million, respectively. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of December 31, 2024, the potential aggregate repurchase obligations were approximately $372.8 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party finance companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. During 2024, consumers financed 31 percent of our vehicles sold in the United States through these arrangements. The volume of installment credit contracts written in calendar year 2024 with these institutions was $1,480.4 million, a five percent increase from 2023.

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
Revenue recognition. With respect to wholegood vehicles, boats, and PG&A, revenue is recognized when we transfer control of the product to our customer (primarily dealers and distributors). With respect to services provided by us, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the service period. Revenue is measured based on the amount of consideration that we expect to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes collected from a customer concurrent with revenue-producing activities are excluded from revenue. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future. We have agreed to repurchase products repossessed by finance companies up to certain limits. Our financial exposure is limited to the difference between the amount unpaid by the dealer with respect to repurchased product plus costs of repossession and the amount received on the resale of the repossessed product.
Sales promotions and incentives. We accrue for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs, planned programs, and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheets until they are ultimately paid. As of December 31, 2024 and 2023, accrued sales promotions and incentives were $249.0 million and $230.9 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotion and incentive accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We typically provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Our standard warranties require us, generally through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheets until they are ultimately paid. As of December 31, 2024 and 2023, the accrued warranty liability was $162.8 million and $181.1 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume. Amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future and have a material adverse effect on our financial condition and results of operations.
Product liability. We are subject to product liability claims in the normal course of business. We purchase excess insurance coverage annually for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2024 and 2023, we had accruals of $385.3 million and $136.7 million, respectively, for the probable payment of pending claims related to product liability litigation associated with our products. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposure to product liability claims. As of December 31, 2024 and 2023, we recorded $227.1 million and $9.5 million, respectively, for probable insurance recoveries related to product liability accruals. Adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition and results of operations.
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
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in our long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year long-term planning period. The five-year growth rates for revenues and EBITDA vary for each reporting unit being evaluated. Revenues and EBITDA beyond five years are projected to grow at a terminal growth rate consistent with industry expectations. Actual results may differ significantly from those used in our valuations. The forecasted future cash flows are discounted using a discount rate developed for each reporting unit. The discount rates were developed using market observable inputs, as well as our assessment of risks inherent in the future cash flows of each respective reporting unit.
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

In the fourth quarter of 2024, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a qualitative assessment for the Off Road reporting unit and elected to perform a quantitative goodwill test for the On Road and Marine reporting units. The difference between the fair value and carrying value for both the On Road and Marine reporting units was in excess of 10%. While management believes the projections, discount rate, and other assumptions and judgments made are reasonable, the estimated fair values for the On Road and Marine reporting units are particularly dependent upon industries to strengthen which will provide improved sales, margin expansion and cash flow growth. As a result, there can be no assurance that the estimates and assumptions made in our analysis will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the markets in which we compete, it is possible that an impairment charge could be recorded in a future accounting period.
Other intangible assets. Our primary identifiable intangible assets include: dealer/customer relationships, brand/trade names and developed technology. Identifiable intangible assets with finite lives are amortized and identifiable intangible assets with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We complete our annual impairment test for identifiable intangible assets with indefinite lives as of the first day of the fourth quarter.
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
In the fourth quarter of 2024, we completed the annual impairment test. Through this analysis, as a result of financial performance, the Company recorded impairment charges of $9.5 million during the fourth quarter of 2024 related to certain indefinite-lived brand/trade name intangible assets within the Company’s Off Road segment. It was determined that all other remaining indefinite-lived intangible assets were not impaired.

New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, and Interest Rates
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, copper, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity hedging contracts in order to manage fluctuating market prices of certain commodities such as steel and diesel fuel. The total impact of commodities had a favorable impact on our gross profit margins for 2024 when compared to 2023. Based on our current outlook for commodity prices, we expect total commodities to have a neutral impact on our gross profit margins for 2025 when compared to 2024.

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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $17 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $30 million.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2024:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$12.0	$0.67 to 1 AUD
Canadian Dollar	Long	$79.2	$0.74 to 1 CAD
Mexican Peso	Short	$102.5	19.4 Peso to $1
In 2024, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2023. We expect currencies to have a negative impact on net income in 2025 compared to 2024.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility, a $500.0 million Term Loan Facility and a $400.0 million Incremental Term Loan Facility. Interest accrues on the revolving loan, term loans and Incremental Term Loan Facility at variable rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of December 31, 2024, there was $282.0 million outstanding on the Revolving Loan Facility, $500.0 million outstanding on the Term Loan Facility and $400.0 million outstanding on the Incremental Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. Based on the unhedged variable-rate debt included in our debt portfolio as of December 31, 2024, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $8 million.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.
Management’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Chief Executive Officer

/S/ ROBERT P. MACK

Robert P. Mack
Chief Financial Officer
February 18, 2025
Further discussion of our internal controls and procedures is included in Item 9A of this report, under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Polaris Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Product Liability

Description of the Matter	At December 31, 2024, the Company had an accrual of $385.3 million for product liability litigation associated with the Company’s products. As discussed in Note 14 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records a product liability accrual for losses that are probable and reasonably estimable utilizing historical trends and actuarial analysis, along with an analysis of current claims. The Company estimates the value of probable insurance recoveries associated with its product liability accrual based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2024, the Company’s receivable for insurance recoveries amounted to $227.1 million.

Auditing management’s accrual for product liability litigation was complex due to the uncertainty associated with the estimate of projected future product liability costs. The methodology employed by management to develop the estimate of projected future product liability costs is subject to an actuarial analysis that is subject to assumptions such as the number of claims that may be received in the future, the type of product associated with the claim, and the related expected costs to settle the claim. These assumptions have a significant effect on the product liability accrual.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the product liability accrual process. These include controls over management’s assessment of the actuarial analysis utilized within the estimate, management’s oversight of product liability trends including claims movement and settlement costs incurred, and the completeness and accuracy of the underlying claims data utilized to project future costs by management’s actuarial specialist.

To evaluate the reasonableness of the product liability accrual, our audit procedures included testing the completeness and accuracy of the underlying claims data provided to management’s actuarial experts, utilized to project future costs of claims. Additionally, we evaluated the claims and spend activity from inquiries of internal legal counsel and management, as well as legal letters obtained from internal and external legal counsel. Furthermore, we involved our actuarial subject matter specialists to assist in the evaluation of the methodologies and assumptions applied by management’s experts as described above to determine the appropriateness of the product liability accrual, and to independently prepare an estimated range of the liability. We then assessed the reasonableness of the Company’s recorded reserve against our independently calculated range.

Goodwill

Description of the Matter	At December 31, 2024, the Company’s goodwill related to the Marine reporting unit was $230.6 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested at least annually (as of the first day of the fourth quarter) for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired.

Auditing management’s annual goodwill impairment assessment for this reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates used in the valuation of the unit was sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates, including the terminal growth rate, and operating margins, which are affected by expectations about future market or economic conditions.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill assessment, including controls over prospective financial information used in its analyses. This included controls over management’s review of the valuation model and the significant assumptions used in the fair value measurements discussed above.

To test the estimated fair value of the Company’s Marine reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists to assist in the evaluation of the fair value methodologies applied and significant assumptions used in the fair value measurements. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Minneapolis, Minnesota
February 18, 2025

POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$287.8	$367.8
Trade receivables, net	192.3	306.4
Inventories, net	1,741.5	1,810.5
Prepaid expenses and other	395.7	198.0
Income taxes receivable	15.1	9.0
Total current assets	2,632.4	2,691.7
Property and equipment, net	1,186.7	1,201.5
Investment in finance affiliate	136.7	141.1
Deferred tax assets	384.6	295.9
Goodwill and other intangible assets, net	936.2	906.4
Operating lease assets	127.2	143.9
Other long-term assets	121.4	135.8
Total assets	$5,525.2	$5,516.3
Liabilities and Equity
Current liabilities:
Current financing obligations	$434.3	$54.0
Accounts payable	562.8	713.1
Accrued expenses	1,259.7	1,123.6
Other current liabilities	36.4	43.1
Total current liabilities	2,293.2	1,933.8
Long-term financing obligations	1,638.1	1,854.4
Other long-term liabilities	293.4	297.0
Total liabilities	$4,224.7	$4,085.2
Deferred compensation	$6.4	$10.3
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.1 and 56.5 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,265.9	1,231.8
Retained earnings	148.9	243.5
Accumulated other comprehensive loss, net	(125.5)	(57.5)
Total shareholders’ equity	1,289.9	1,418.4
Noncontrolling interest	4.2	2.4
Total equity	1,294.1	1,420.8
Total liabilities and equity	$5,525.2	$5,516.3
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Sales	$7,175.4	$8,934.4	$8,589.0
Cost of sales	5,708.6	6,974.5	6,629.5
Gross profit	1,466.8	1,959.9	1,959.5
Operating expenses:
Selling and marketing	500.4	542.3	480.8
Research and development	336.9	374.3	366.7
General and administrative	436.5	422.8	355.9
Total operating expenses	1,273.8	1,339.4	1,203.4
Income from financial services	97.6	80.4	48.4
Operating income	290.6	700.9	804.5
Non-operating expense:
Interest expense	137.0	125.0	71.7
Other expense (income), net	12.8	(44.5)	(28.6)
Income from continuing operations before income taxes	140.8	620.4	761.4
Provision for income taxes	29.6	117.7	158.0
Net income from continuing operations	111.2	502.7	603.4
Loss from discontinued operations, net of tax	—	—	(13.2)
Loss from sale of discontinued operations, net of tax	—	—	(142.6)
Net income	111.2	502.7	447.6
Net (income) loss attributable to noncontrolling interest	(0.4)	0.1	(0.5)
Net income attributable to Polaris Inc.	$110.8	$502.8	$447.1

Amounts attributable to Polaris Inc. common shareholders:
Net income from continuing operations	$111.2	$502.7	$603.4
Less net (income) loss attributable to noncontrolling interest	(0.4)	0.1	(0.5)
Net income from continuing operations attributable to Polaris Inc. common shareholders	110.8	502.8	602.9
Net loss from discontinued operations attributable to Polaris Inc. common shareholders	—	—	(155.8)
Net income attributable to Polaris Inc.	$110.8	$502.8	$447.1

Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic
Continuing operations	$1.96	$8.80	$10.17
Discontinued operations	$—	$—	$(2.63)
Basic	$1.96	$8.80	$7.54
Diluted
Continuing operations	$1.95	$8.71	$10.04
Discontinued operations	$—	$—	$(2.60)
Diluted	$1.95	$8.71	$7.44
Weighted average shares outstanding:
Basic	56.5	57.1	59.3
Diluted	56.8	57.7	60.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$111.2	$502.7	$447.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(61.9)	32.2	(25.3)
Unrealized (loss) gain on derivative instruments	(5.5)	(8.8)	14.9
Retirement plan and other activity	(0.6)	6.6	0.3
Comprehensive income	43.2	532.7	437.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	0.1	(0.5)
Comprehensive income attributable to Polaris Inc.	$42.8	$532.8	$437.0
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2021	60.4	$0.6	$1,143.8	$157.3	$(77.4)	$2.0	$1,226.3
Employee stock compensation	0.6	—	60.0	—	—	—	60.0
Deferred compensation	—	—	(2.5)	1.1	—	—	(1.4)
Proceeds from stock issuances under employee plans	0.4	—	34.1	—	—	—	34.1
Cash dividends paid (1)	—	—	—	(150.0)	—	—	(150.0)
Repurchase and retirement of common shares	(4.4)	—	(83.3)	(421.7)	—	—	(505.0)
Net income	—	—	—	447.1	—	0.5	447.6
Other comprehensive loss	—	—	—	—	(10.1)	—	(10.1)
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.6	—	57.4	—	—	—	57.4
Deferred compensation	—	—	1.6	0.7	—	—	2.3
Proceeds from stock issuances under employee plans	0.5	—	52.8	—	—	—	52.8
Cash dividends paid (1)	—	—	—	(147.3)	—	—	(147.3)
Repurchase and retirement of common shares	(1.6)	—	(32.1)	(146.5)	—	—	(178.6)
Net income	—	—	—	502.8	—	(0.1)	502.7
Other comprehensive income	—	—	—	—	30.0	—	30.0
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.5	—	49.2	—	—	—	49.2
Deferred compensation	—	—	(0.1)	4.0	—	—	3.9
Proceeds from stock issuances under employee plans	0.1	—	6.0	—	—	—	6.0
Cash dividends paid (1)	—	—	—	(147.7)	—	—	(147.7)
Repurchase and retirement of common shares	(1.0)	—	(21.0)	(61.7)	—	—	(82.7)
Addition of noncontrolling interest	—	—	—	—	—	2.0	2.0
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	110.8	—	0.4	111.2
Other comprehensive loss	—	—	—	—	(68.0)	—	(68.0)
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
(1) Polaris Inc. declared and paid cash dividends of $2.64, $2.60, and $2.56 per share for the years ended December 31, 2024, 2023, and 2022, respectively.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$111.2	$502.7	$447.6
Loss from discontinued operations, net of tax	—	—	13.2
Loss from sale of discontinued operations, net of tax	—	—	142.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286.3	258.9	232.8
Noncash compensation	49.2	57.4	62.9
Noncash income from financial services	(53.8)	(41.5)	(15.1)
Deferred income taxes	(86.7)	(86.8)	(48.9)
Intangible asset and investment impairment	29.5	—	—
Other, net	0.1	(0.8)	(0.5)
Changes in operating assets and liabilities:
Trade receivables	103.4	49.0	(122.6)
Inventories	39.5	115.1	(391.1)
Accounts payable	(141.8)	(143.8)	71.7
Accrued expenses	158.8	217.1	131.1
Income taxes payable/receivable	(11.0)	18.6	18.4
Prepaid expenses and other, net	(216.5)	(20.1)	(7.6)
Net cash provided by operating activities of continuing operations	268.2	925.8	534.5
Net cash used for operating activities of discontinued operations	—	—	(25.9)
Net cash provided by operating activities	268.2	925.8	508.6
Investing Activities:
Purchase of property and equipment	(261.7)	(412.6)	(306.6)
Investments in finance affiliate	(10.0)	(43.5)	(59.3)
Distributions from finance affiliate	68.2	37.0	30.6
Investments in and distributions from other affiliates	(4.7)	(20.2)	(26.2)
Acquisition of developed technology assets	(62.7)	—	—
Acquisitions and disposals of businesses, net of cash acquired	—	(22.7)	42.2
Net cash used for investing activities of continuing operations	(270.9)	(462.0)	(319.3)
Net cash used for investing activities of discontinued operations	—	—	(5.3)
Net cash used for investing activities	(270.9)	(462.0)	(324.6)
Financing Activities:
Borrowings under financing obligations	3,694.6	2,770.0	2,987.5
Repayments under financing obligations	(3,528.8)	(2,928.2)	(2,729.8)
Repurchase and retirement of common shares	(82.7)	(178.6)	(505.0)
Cash dividends to shareholders	(147.7)	(147.3)	(150.0)
Cash dividend to noncontrolling interest	(0.6)	—	—
Proceeds from stock issuances under employee plans	6.0	52.8	34.1
Net cash used for financing activities	(59.2)	(431.3)	(363.2)
Impact of currency exchange rates on cash balances	(18.0)	10.7	(10.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(79.9)	43.2	(189.4)
Cash, cash equivalents and restricted cash at beginning of period	382.9	339.7	529.1
Cash, cash equivalents and restricted cash at end of period	$303.0	$382.9	$339.7

Supplemental Cash Flow Information:
Interest paid on financing obligations	$141.5	$120.6	$71.2
Income taxes paid	$123.6	$187.2	$194.4
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$287.8	$367.8	$324.5
Other long-term assets	15.2	15.1	15.2
Total	$303.0	$382.9	$339.7
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
Basis of presentation. The accompanying consolidated financial statements include the accounts of Polaris and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Income from financial services is reported as a component of operating income to better reflect income from ongoing operations, of which financial services has a significant impact.
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
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US” GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	December 31, 2024	December 31, 2023
Assets
Non-qualified deferred compensation assets	Level 1	$50.1	$46.7
Foreign currency contracts, net	Level 2	—	4.6
Interest rate contracts, net	Level 2	1.0	0.9
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(50.1)	$(46.7)
Commodity contracts, net	Level 2	(1.6)	(1.3)
Foreign currency contracts, net	Level 2	(0.9)	—
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of December 31, 2024 and December 31, 2023, the fair value of the Company’s financing obligations was approximately $2,103.5 million and $1,954.3 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $2,072.4 million and $1,908.4 million as of December 31, 2024 and December 31, 2023, respectively.
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

Property and equipment. Property and equipment is stated at historical cost. Depreciation is determined using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and 3-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included within depreciation expense. Fully depreciated tooling is eliminated from the accounting records annually. The Company recorded $264.4 million, $241.2 million, and $214.0 million of depreciation expense for the years ended December 31, 2024, 2023 and 2022, respectively. A majority of the Company’s property and equipment is located in North America.
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
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including as it relates to assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices, and growth expectations for the industries and end markets in which the Company participates.
For its annual test in 2024, the Company completed a qualitative assessment for the Off Road reporting unit and elected to perform a quantitative goodwill test for the On Road and Marine reporting units.
The Company’s primary identifiable intangible assets include: dealer/customer relationships, developed technology, and brand/trade names. Identifiable intangible assets with finite lives are amortized and those identifiable intangible assets with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with indefinite lives are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. The Company’s identifiable intangible assets with indefinite lives include brand/trade names. The impairment test consists of a comparison of the fair value of the brand/trade name with its carrying value. The Company completes its annual impairment test as of the first day of the fourth quarter each year for identifiable intangible assets with indefinite lives.
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
Sales promotions and incentives. The Company accrues for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs, planned programs, and historical rates for each product line. The Company records these amounts as a liability in the consolidated balance sheets until they are ultimately paid. Adjustments to sales promotions and incentives accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Dealer holdback programs. Dealer holdback represents a portion of the invoiced sales price that is expected to be subsequently returned to the dealer or distributor as a sales incentive upon the ultimate retail sale of the product. Holdback amounts reduce the ultimate net price of the products purchased by the Company’s dealers or distributors and, therefore, reduce the amount of sales the Company recognizes. The portion of the invoiced sales price estimated as the holdback is recognized as a liability within accrued expenses in the Company’s consolidated balance sheets until paid or forfeited. The minimal holdback adjustments in the estimated holdback liability due to forfeitures are recognized in net sales. Payments are made to dealers or distributors at various times during the year subject to previously established criteria.
Shipping and handling costs. The Company records shipping and handling costs as a component of cost of sales when control has transferred to the customer.
Research and development expenses. The Company records research and development expenses in the period in which they are incurred as a component of operating expenses.
Advertising expenses. The Company records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2024, 2023 and 2022, the Company incurred $85.5 million, $94.1 million and $87.6 million of advertising expenses, respectively.
Restructuring expenses. The Company periodically initiates certain corporate restructuring programs to drive operating efficiencies. In the year ended December 31, 2024, the Company incurred costs of $23.4 million related to such activities, which primarily consisted of severance and other employee-related expenses. These activities are generally completed within a year of when they are initiated.
Product warranties. The Company typically provides a limited warranty for its vehicles and boats for a period of six months to ten years, depending on the product. The Company provides longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. The Company’s standard warranties require the Company, generally through its dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. The Company records these amounts as a liability within accrued expenses in the consolidated balance sheets until they are ultimately paid. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty reserve include: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume.
The activity in the warranty reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$181.1	$172.9	$132.9
Additions charged to expense	165.4	209.1	183.5
Warranty claims paid, net	(183.7)	(200.9)	(143.5)
Balance at end of year	$162.8	$181.1	$172.9
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
Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. Such options are included in the lease term when it is reasonably certain that the option will be exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option where there is a reasonable certainty of exercise. Certain lease agreements include rental payments that are variable based on usage or are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
All stock options have time-based vesting conditions. The Company estimates the likelihood and the rate of achievement for performance share-based awards, specifically long-term compensation grants of performance-based restricted stock unit awards. Changes in the estimated rate of achievement can have a significant effect on reported share-based compensation expenses as the effect of a change in the estimated achievement level is recognized in the period that the likelihood factor changes. If adjustments in the estimated rate of achievement are made, they would be reflected in gross profit and operating expenses. Fluctuations in the Company’s stock price can have an effect on reported share-based compensation expenses for liability-based awards. The impact from fluctuations in the Company’s stock price is recognized in the period of the change and is reflected in gross profit and operating expenses. Refer to Note 5 for additional information.
Derivative instruments and hedging activities. Changes in the fair values of derivative instruments are recognized in earnings unless the derivative qualifies as a hedge. To qualify as a hedge, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not use any financial contracts for trading purposes.
The Company enters into foreign exchange contracts to mitigate the potential impact of currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. These contracts met the criteria to be accounted for as cash flow hedges during the periods presented. Gains and losses on the Company’s foreign exchange contracts at settlement are recorded in cost of sales in the consolidated statements of income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into interest rate swaps to hedge the variable interest rate payments associated with the Company’s debt. These contracts met the criteria to be accounted for as cash flow hedges during the periods presented. Gains and losses on the Company’s interest rate swaps at settlement are recorded in interest expense in the consolidated statements of income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
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
Foreign currency translation. The functional currency for the Company’s foreign subsidiaries is typically their respective local currencies. The assets and liabilities in the Company’s foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of the Company’s foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other expense (income), net in the consolidated statements of income.
New accounting pronouncements.
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 is intended to enhance transparency into the nature and function of expenses. The amendments require, on an annual and interim basis, new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. This standard will be applicable for the Company’s Form 10-K for the year ended December 31, 2027 and in periodic reports thereafter. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional disclosures when adopted in the Company’s Form 10-K for the year ended December 31, 2027 and in periodic reports thereafter.
Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through changes to disclosures around the effective tax rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are to be applied prospectively and early adoption is permitted. This standard will be applicable for the Company’s Form 10-K for the year ended December 31, 2025 and annual periods thereafter. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional income tax disclosures when adopted in the Company’s Form 10-K for the year ended December 31, 2025 and annual periods thereafter.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	December 31, 2024	December 31, 2023
Inventories
Raw materials and purchased components	$580.7	$779.3
Service parts, garments and accessories	327.2	346.9
Finished goods	943.2	779.4
Less: reserves	(109.6)	(95.1)
Inventories, net	$1,741.5	$1,810.5
Property and equipment
Land, buildings and improvements	$691.2	$653.4
Equipment and tooling	1,779.2	1,731.8
	2,470.4	2,385.2
Less: accumulated depreciation	(1,283.7)	(1,183.7)
Property and equipment, net	$1,186.7	$1,201.5
Accrued expenses
Compensation	$145.9	$212.7
Warranties	162.8	181.1
Sales promotions and incentives	249.0	230.9
Dealer holdback	157.3	193.2
Other accrued expenses	544.7	305.7
Total accrued expenses	$1,259.7	$1,123.6
Other current liabilities
Current operating lease liabilities	$28.8	$29.5
Income taxes payable	7.6	13.6
Total other current liabilities	$36.4	$43.1
Other long-term liabilities
Long-term operating lease liabilities	$99.7	$115.1
Long-term income taxes payable	12.5	12.1
Deferred tax liabilities	6.1	2.7
Other long-term liabilities	175.1	167.1
Total other long-term liabilities	$293.4	$297.0

Note 3. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	For the Year Ended December 31, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$4,183.8	$804.7	$480.5	$5,469.0
PG&A	1,522.9	183.1	0.4	1,706.4
Total revenue	$5,706.7	$987.8	$480.9	$7,175.4

Revenue by geography
United States	$4,709.8	$452.5	$466.7	$5,629.0
Canada	396.2	38.9	11.1	446.2
EMEA	355.2	447.4	0.3	802.9
APLA	245.5	49.0	2.8	297.3
Total revenue	$5,706.7	$987.8	$480.9	$7,175.4

	For the Year Ended December 31, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$5,374.9	$981.8	$765.4	$7,122.1
PG&A	1,609.5	202.8	—	1,812.3
Total revenue	$6,984.4	$1,184.6	$765.4	$8,934.4

Revenue by geography
United States	$5,787.3	$591.4	$743.5	$7,122.2
Canada	522.7	43.1	18.2	584.0
EMEA	405.3	480.2	0.7	886.2
APLA	269.1	69.9	3.0	342.0
Total revenue	$6,984.4	$1,184.6	$765.4	$8,934.4

	For the Year Ended December 31, 2022
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$4,999.9	$956.5	$989.4	$6,945.8
PG&A	1,436.3	206.9	—	1,643.2
Total revenue	$6,436.2	$1,163.4	$989.4	$8,589.0

Revenue by geography
United States	$5,233.3	$614.2	$961.7	$6,809.2
Canada	536.0	43.5	27.2	606.7
EMEA	421.4	423.2	0.1	844.7
APLA	245.5	82.5	0.4	328.4
Total revenue	$6,436.2	$1,163.4	$989.4	$8,589.0
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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$110.3	$111.1	$108.3
New contracts sold	50.0	49.1	49.1
Revenue recognized on existing contracts	(49.0)	(49.9)	(46.3)
Balance at end of year	$111.3	$110.3	$111.1
The Company expects to recognize approximately $35.6 million of the unearned amount over the 12 months following December 31, 2024, compared to $35.3 million as of December 31, 2023. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $75.7 million and $75.0 million as of December 31, 2024 and 2023, respectively.

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
Results of discontinued operations were as follows (in millions):

2022
Sales	$349.3
Cost of sales	262.9
Other costs and expenses	100.9
Loss from discontinued operations before income taxes	(14.5)
Income tax benefit	(1.3)
Loss from discontinued operations, net of tax	(13.2)

Loss from sale of discontinued operations	187.6
Provision for income taxes	(45.0)
Loss from sale of discontinued operations, net of tax	142.6

Net loss from discontinued operations	$(155.8)
Note 5. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and awards for the benefit of its employees and directors under the shareholder approved Polaris Inc. 2024 Omnibus Incentive Plan (the “Omnibus Plan”). A maximum of 6,696,256 shares of common stock are available for issuance under the Omnibus Plan, inclusive of shares that remained available for future grant and were carried over for grant under the Omnibus Plan from the Polaris Inc. 2007 Omnibus Incentive Plan (as amended and restated as of April 30, 2020).
 Stock option awards granted to date under the Omnibus Plan generally vest one to three years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 280,000 deferred stock units to its non-

employee directors under the Omnibus Plan (with grants of 22,000, 16,000 and 17,000 units in 2024, 2023 and 2022, respectively), which will be converted into common stock when the directors’ board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively, “restricted stock”) awarded under the Omnibus Plan generally vest one to three years from the award date. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. Shares authorized under the Director Plan were exhausted in 2017, and of the 500,000 shares of common stock authorized, 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2024. Since 2017, the Company has granted a total of 91,000 common stock equivalents to its non-employee directors under the Omnibus Plan (with grants of 12,000, 12,000 and 11,000 units in 2024, 2023 and 2022, respectively). As of December 31, 2024 and 2023, the Company’s liability under the plans for the common stock equivalents totaled $6.5 million and $9.6 million, respectively.
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
Total share-based compensation expenses were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Option awards	$12.0	$11.5	$11.4
Other share-based awards	21.2	30.7	39.2
Total share-based compensation before tax	33.2	42.2	50.6
Tax benefit	8.1	10.3	12.0
Total share-based compensation expense included in net income	$25.1	$31.9	$38.6
These share-based compensation expenses are reflected in cost of sales and operating expenses in the consolidated statements of income. As of December 31, 2024, there was $52.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years. Included in unrecognized share-based compensation expense is approximately $5.2 million related to stock options and $46.9 million for restricted stock.
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient. See Note 6 for additional information.

General stock option and restricted stock information. The following summarizes stock option activity and the weighted-average exercise price for the Omnibus Plan for the year ended December 31, 2024:

	Omnibus Plan (Active)
	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2023	2,825,985	$107.75
Granted	386,055	89.96
Exercised	(21,868)	87.69
Forfeited/Expired	(504,921)	116.74
Balance as of December 31, 2024	2,685,251	$103.66

Options exercisable as of December 31, 2024	2,141,073	$104.48
 The weighted-average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2024 was 4.6 years and 3.7 years, respectively. Substantially all unvested outstanding options are expected to vest.
The following assumptions were used to estimate the weighted-average fair value of options granted of $31.79, $43.39 and $37.41 during the years ended December 31, 2024, 2023 and 2022, respectively:

	For the Years Ended December 31,
	2024	2023	2022
Weighted-average volatility	44%	45%	43%
Expected dividend yield	2.9%	2.2%	2.2%
Expected term (in years)	5.8	5.4	4.9
Weighted-average risk-free interest rate	3.9%	3.5%	1.7%
The total intrinsic value of options exercised during the year ended December 31, 2024 was $0.2 million. As of December 31, 2024, both options outstanding and options outstanding and exercisable had zero intrinsic value. Intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	For the Years Ended December 31,
	2024	2023	2022
Weighted-average volatility	35%	50%	48%
Expected dividend yield	2.9%	2.2%	2.2%
Expected term (in years)	3.0	3.0	3.0
Weighted-average risk-free interest rate	4.2%	3.9%	1.5%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. The weighted-average fair value used to record compensation expense for TSR performance share awards granted during 2024, 2023 and 2022 was $95.00, $138.98 and $146.08 per award, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2024:

	Shares Outstanding	Weighted-Average Grant Price
Balance as of December 31, 2023	805,189	$118.42
Granted	510,768	107.33
Vested	(220,165)	105.30
Forfeited/Cancelled	(169,125)	116.58
Balance as of December 31, 2024	926,667	$115.76
Expected to vest as of December 31, 2024	835,503	$115.34
The shares granted above include 82,864 performance restricted stock unit awards. These performance grants are the number of shares that would be earned at the target level of performance. The number of shares of Polaris common stock that could actually be delivered at the end of the three-year performance period for performance restricted stock units may be anywhere from 0% to 200% of target for each performance share, depending on the performance of the Company during such performance period.
The total intrinsic value of restricted stock expected to vest as of December 31, 2024 was $48.1 million. Intrinsic values are based on the Company’s closing stock price on the last trading day of the year. The weighted-average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2024, 2023 and 2022 were $107.33, $110.39 and $119.42, respectively.

Note 6. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). The Company sponsors a qualified non-leveraged ESOP under which a maximum of 8,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct the Company to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Participants that meet certain age and service requirements are allowed to transfer balances, subject to limitation, to the Polaris 401(k) Retirement Savings Plan to diversify their investments. Total expense related to the ESOP was $15.2 million, $17.3 million and $14.6 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, there were 2,893,000 shares held in the plan.
Defined contribution plan. The Company sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $31.2 million, $31.9 million and $26.4 million in 2024, 2023 and 2022, respectively.
Supplemental Executive Retirement Plan (SERP). The Company sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Company matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets of the rabbi trust are recorded in other long-term assets in the consolidated balance sheets and the SERP liability is included in other long-term liabilities in the consolidated balance sheets. The asset and liability balances were $50.1 million and $46.7 million as of December 31, 2024 and 2023, respectively.
Executive officers and directors of the Company have the opportunity to defer certain restricted stock units. These restricted stock units are redeemable in Polaris common stock or in cash. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. If the award is diversified, it must be redeemed in cash. Awards probable of vesting, for which the executive has not yet made an election to defer, and awards that have been deferred but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the consolidated balance sheets, as these awards have redemption features that are not yet solely within the control of the Company. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. As of December 31, 2024, 111,000 shares were recorded at a fair value of $6.4 million in temporary equity, which includes $11.1 million of compensation cost and a $4.7 million cumulative fair value adjustment recorded through retained earnings.

Note 7. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of December 31, 2024	Maturity	December 31, 2024	December 31, 2023
Incremental term loan facility	6.17%	July 2025	$400.0	$—
Revolving loan facility	5.76%	December 2029	282.0	228.2
Term loan facility	6.04%	December 2029	500.0	780.0
Private senior notes	4.48%	July 2028	350.0	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.23%	Various through 2029	8.1	10.3
Notes payable and other	4.28%	Various through 2033	47.1	54.2
Unamortized debt issuance costs and discounts			(14.8)	(14.3)
Total financing obligations			$2,072.4	$1,908.4
Less: Current financing obligations			434.3	54.0
Total long-term financing obligations			$1,638.1	$1,854.4
The following summarizes activity under the Company’s credit arrangements (in millions):

	2024	2023	2022
Total borrowings as of December 31	$2,032.0	$1,858.2	$1,990.9
Average outstanding borrowings during year	$2,175.5	$2,159.3	$2,074.9
Maximum outstanding borrowings during year	$2,329.3	$2,386.6	$2,300.0
Weighted-average interest rate as of December 31	5.77%	5.67%	5.33%
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As of December 31, 2024, the Company had open letters of credit totaling $46.1 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes that remain outstanding as of December 31, 2024 and are due in full in July 2028. In December 2024, the Company entered into an amendment (the “NPA Amendment”) to the Existing Master Note Purchase Agreement. The NPA Amendment amended the Existing Note Purchase Agreement to revise the leverage ratio covenant from a gross leverage ratio to a net leverage ratio, revise the interest coverage ratio covenant definition to be based on EBITDA to interest expense, and increase the applicable interest rate by 0.50% per annum beginning in January 2025.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1.2 billion. In December 2024, the Company further amended the credit facility (the “Credit Facility Amendment”) to reduce the Term Loan Facility to $500.0 million, the amount outstanding as of December 31, 2024, and extend the maturity date to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. In June 2021, the Company amended the credit facility to increase its Revolving Loan Facility to $1.0 billion and extend the maturity date to June 2026. The Credit Facility Amendment completed in December 2024 further increased the Revolving Loan Facility to $1.4 billion, of which $282.0 million was outstanding as of December 31, 2024, and extend the maturity date to December 2029. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
In July 2024, the Company amended the credit facility to provide for a new incremental 364-day term loan in the amount of $400 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is unsecured and has a term ending in July 2025. As with other borrowings under the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Credit Facility Amendment completed in December 2024 revised the interest coverage ratio covenant definition to be based on EBITDA to interest expense. The Company was in compliance with all such covenants as of December 31, 2024.
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
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of December 31, 2024. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 8. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Goodwill	$393.5	$394.4
Other intangible assets, net	542.7	512.0
Total goodwill and other intangible assets, net	$936.2	$906.4
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2022	$110.7	$48.4	$227.1	$386.2
Goodwill acquired	5.8	—	—	5.8
Currency translation effect on foreign goodwill balances	0.1	2.3	—	2.4
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Goodwill acquired and related adjustments	0.4	—	3.5	3.9
Currency translation effect on foreign goodwill balances	(0.8)	(4.0)	—	(4.8)
Balance as of December 31, 2024	$116.2	$46.7	$230.6	$393.5

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
The changes in the net carrying amount of other intangible assets for the years ended December 31, 2024 and 2023 were as follows (in millions):

	2024		2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$609.2	$(97.2)	$604.4	$(80.0)
Other intangible assets acquired	62.7	—	4.9	—
Other intangible assets disposed of	(0.1)	0.1	(0.5)	0.5
Other intangible assets impaired	(9.5)	—	—	—
Amortization expense	—	(21.9)	—	(17.7)
Currency translation effect on foreign balances	(0.6)	—	0.4	—
Other intangible assets, ending	$661.7	$(119.0)	$609.2	$(97.2)
The components of other intangible assets were as follows (in millions):

December 31, 2024	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable - dealer/customer related	19	341.2	(114.8)	226.4
Amortizable - developed technology	10	62.7	(4.2)	58.5
Non-amortizable - brand/trade names		257.8	—	257.8
Total other intangible assets, net	18	$661.7	$(119.0)	$542.7

December 31, 2023	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable - dealer/customer related	19	341.2	(97.2)	244.0
Non-amortizable - brand/trade names		268.0	—	268.0
Total other intangible assets, net		$609.2	$(97.2)	$512.0
In the fourth quarter of 2024, as a result of financial performance for certain brand/trade names, the Company recorded impairment charges of $9.5 million related to non-amortizable brand/trade name other intangible assets within the Company’s Off Road segment. These impairment charges were recorded within general and administrative expenses in the consolidated statements of income.
Amortization expense for other intangible assets for the years ended December 31, 2024, 2023 and 2022 was $21.9 million, $17.7 million and $18.8 million, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	2025	2026	2027	2028	2029
Estimated amortization expense	$23.9	$23.9	$23.9	$23.9	$23.9
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 9. Income Taxes
The Company’s income from continuing operations before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2024	2023	2022
United States	$1.3	$480.7	$608.4
Foreign	139.5	139.7	153.0
Income from continuing operations before income taxes	$140.8	$620.4	$761.4
The provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$59.5	$139.8	$145.4
State	13.0	21.7	25.9
Foreign	40.8	44.7	41.5
Deferred	(83.7)	(88.5)	(54.8)
Total provision for income taxes	$29.6	$117.7	$158.0
Reconciliations of the federal statutory income tax rate to the Company’s effective tax rate were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(1.9)	1.7	1.7
Employee stock ownership plan	(1.2)	(0.3)	(0.2)
Domestic international provisions	2.5	(0.3)	0.1
Research and development tax credit	(11.4)	(4.0)	(1.8)
Stock based compensation	3.0	(0.1)	(0.3)
Valuation allowance	3.9	—	—
Foreign tax rate differential	6.2	1.2	0.9
Foreign-derived intangible income	(2.7)	(0.5)	(1.3)
Other permanent differences	1.6	0.3	0.6
Effective income tax rate for continuing operations	21.0%	19.0%	20.7%
Undistributed earnings relating to certain non-U.S. subsidiaries of approximately $677.4 million and $560.0 million as of December 31, 2024 and 2023, respectively, are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

The Company utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consisted of the following (in millions):

	As of December 31,
	2024	2023
Deferred income taxes:
Inventories	$119.1	$98.0
Accrued expenses and other	167.1	163.2
Intangible assets	(64.5)	(56.8)
Capitalized research expenditures	172.7	129.6
Property and equipment	(69.9)	(89.0)
Operating lease assets	(35.0)	(39.3)
Operating lease liabilities	35.0	39.3
Employee compensation and benefits	45.8	42.7
Net operating loss and other loss carryforwards	29.5	22.4
Valuation allowance	(21.4)	(16.9)
Total net deferred income tax asset	$378.4	$293.2
As of December 31, 2024, the Company had available unused international and acquired federal net operating loss carryforwards of $71.9 million. The net operating loss carryforwards will expire at various dates from 2026 to 2031, with certain jurisdictions having indefinite carryforward terms.
The Company classifies liabilities related to unrecognized tax benefits as long-term income taxes payable within other long-term liabilities in the consolidated balance sheets. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes in the consolidated statements of income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits as of December 31, 2024, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2017 through 2024 remain open to examination by certain tax jurisdictions to which the Company is subject.
Reconciliations of the beginning and ending unrecognized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2024	2023
Balance as of January 1,	$11.2	$10.9
Gross increases for tax positions of prior years	0.2	0.5
Gross increases for tax positions of current year	2.7	3.2
Decreases due to settlements and other prior year tax positions	—	(0.4)
Decreases for lapse of statute of limitations	(2.7)	(3.0)
Balance as of December 31,	11.4	11.2
Reserves related to potential interest and penalties as of December 31,	1.1	0.9
Unrecognized tax benefits as of December 31,	$12.5	$12.1

Note 10. Shareholders’ Equity
Share repurchase program. The Company has made the following share repurchases (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Total number of shares repurchased and retired	1.0	1.6	4.4
Total investment	$82.7	$178.6	$505.0
In October 2023, the Polaris Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of December 31, 2024, the Company was authorized to repurchase up to an additional $1,109.3 million of the Company’s common stock. The repurchase of any shares will be dependent on management’s assessment of market conditions.
Stock purchase plan. The Company maintains an employee stock purchase plan (“Purchase Plan”). A total of 3.0 million shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2024, approximately 1.6 million shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared and paid per common share for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Quarterly dividend declared and paid per common share	$0.66	$0.65	$0.64
Total dividends declared and paid per common share	$2.64	$2.60	$2.56
On January 30, 2025, the Polaris Board of Directors declared a regular cash dividend of $0.67 per share payable on March 17, 2025 to holders of record of such shares at the close of business on March 3, 2025.
Net income per share. Basic net income per share was computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under The Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2024 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan.
Reconciliations of these amounts are as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Weighted average number of common shares outstanding	56.0	56.7	58.9
Director Plan and deferred stock units	0.3	0.2	0.2
ESOP	0.2	0.2	0.2
Common shares outstanding—basic	56.5	57.1	59.3
Dilutive effect of restricted stock awards	0.3	0.3	0.4
Dilutive effect of stock option awards	—	0.3	0.4
Common and potential common shares outstanding—diluted	56.8	57.7	60.1
During 2024, 2023 and 2022, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.8 million, 1.7 million and 1.6 million, respectively.

Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(62.6)	$1.7	$3.4	$(57.5)
Reclassification to the statement of income	—	(11.2)	(0.6)	(11.8)
Change in fair value	(61.9)	5.7	—	(56.2)
Balance as of December 31, 2024	$(124.5)	$(3.8)	$2.8	$(125.5)
See Note 15 for information on gains and losses related to the Company’s cash flow derivatives designated as hedging instruments.

Note 11. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of December 31, 2024, the total amount of receivables due from Polaris Acceptance was $21.0 million.
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
The Company’s total investment in Polaris Acceptance was $136.7 million as of December 31, 2024 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of December 31, 2024, the outstanding amount of net receivables financed for dealers under this arrangement was $1,842.2 million, all of which was included in the Polaris Acceptance portfolio.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2024, the potential 15 percent aggregate repurchase obligation with respect to products repossessed by Polaris Acceptance was approximately $219.1 million.
Summarized financial information for Polaris Acceptance was as follows (unaudited) (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Revenues	$121.5	$94.3	$49.7
Interest and operating expenses	13.9	11.4	19.5
Net income	$107.6	$82.9	$30.2

	As of December 31,
	2024	2023
Finance receivables, net	$1,842.2	$1,927.5
Other assets	—	8.4
Total assets	$1,842.2	$1,935.9
Notes payable	$1,534.5	$1,607.6
Other liabilities	34.3	46.1
Partners’ capital	273.4	282.2
Total liabilities and partners’ capital	$1,842.2	$1,935.9
Polaris Acceptance began financing substantially all of the Company’s United States sales of boats in the third quarter of 2024. This financing was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of December 31, 2024, the potential aggregate repurchase obligation with respect to products repossessed by Huntington was approximately $110.6 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2024, the potential aggregate repurchase obligations were approximately $43.1 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
As of December 31, 2024, the outstanding amount financed worldwide by dealers under arrangements with finance companies was approximately $2,255.5 million. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are presented as a reduction of sales in the consolidated statements of income.
The Company has agreements with third-party finance companies to provide financing options to end consumers of the Company’s products. The Company has no material contingent liabilities for residual value or credit collection risk under these agreements. The Company’s income generated from these agreements has been included as a component of income from financial services in the consolidated statements of income.

Note 12. Investment in Other Affiliates
The Company has certain strategic investments in nonmarketable securities of other companies. The Company had $54.4 million and $71.9 million of such investments as of December 31, 2024 and 2023, respectively. These investments are recorded as a component of other long-term assets in the consolidated balance sheets.
The Company impairs an investment and recognizes a loss if and when events or circumstances indicate there has been impairment in the investment that is other-than-temporary. The Company evaluates investments in nonmarketable securities for impairment utilizing level 3 fair value inputs. During 2024, the Company recorded a $20.0 million impairment associated with a strategic investment. The impairment was recorded within other expense (income), net in the consolidated statements of income.

Note 13. Leases
Information on the Company’s leases is summarized as follows (in millions):

		As of December 31,
	Classification	2024	2023
Assets
Operating lease assets	Operating lease assets	$127.2	$143.9
Finance lease assets	Property and equipment, net (1)	5.4	7.0
Total lease assets		$132.6	$150.9
Liabilities
Current
Operating lease liabilities	Other current liabilities	$28.8	$29.5
Finance lease liabilities	Current financing obligations	1.6	1.7
Long-term
Operating lease liabilities	Other long-term liabilities	99.7	115.1
Finance lease liabilities	Long-term financing obligations	6.5	8.6
Total lease liabilities		$136.6	$154.9
(1) Finance lease assets are recorded net of accumulated amortization of $13.2 million and $12.9 million as of December 31, 2024 and 2023, respectively.

		For the Years Ended December 31,
Lease Cost	Classification	2024	2023
Operating lease cost (1)	Operating expenses and cost of sales	$51.9	$46.0
Finance lease cost
Amortization of lease assets	Operating expenses and cost of sales	1.2	1.3
Interest on lease liabilities	Interest expense	0.5	0.6
Total lease cost		$53.6	$47.9
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases	Total
2025	$32.8	$2.0	$34.8
2026	27.2	2.0	29.2
2027	21.5	2.0	23.5
2028	18.1	2.0	20.1
2029	15.1	1.1	16.2
Thereafter	27.3	—	27.3
Total lease payments	$142.0	$9.1	$151.1
Less: interest	13.5	1.0
Present value of lease payments	$128.5	$8.1
(1) As of December 31, 2024, the Company did not have any legally binding minimum lease payments for leases signed but not yet commenced. There were no options to extend lease terms that were reasonably certain of being exercised as of December 31, 2024.

	As of December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	5.66	6.28
Finance leases	4.57	5.56
Weighted-average discount rate
Operating leases	3.56%	3.37%
Finance leases	5.23%	5.22%

	For the Years Ended December 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51.9	$45.6
Operating cash flows from finance leases	0.5	0.6
Financing cash flows from finance leases	1.6	1.5
Leased assets obtained in exchange for new operating lease liabilities	15.6	57.4

Note 14. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2024 and 2023, the Company had an accrual of $385.3 million and $136.7 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposure to product liability claims and are included as a component of prepaid expenses and other in the consolidated balance sheets. As of December 31, 2024 and 2023, the Company recorded $227.1 million and $9.5 million, respectively, for probable insurance recoveries related to product liability accruals.
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
The Company conducts business in various locations throughout the world and is subject to market risk associated with certain product sourcing activities and intercompany cash flows due to changes in the value of foreign currencies in relation to its reporting currency, the U.S. dollar. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The Company utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Australian dollar, Canadian dollar, and Mexican peso. The Company’s foreign currency exchange contracts, generally with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.
The Company manages its interest rate risk by managing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these contracts, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. These contracts, with maturities through February 2026, met the criteria to be accounted for as cash flow hedges during the periods presented.
Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s end products. The Company’s commodity contracts, with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	December 31, 2024			December 31, 2023
	Notional Value (in U.S. Dollars)	Fair Value - Assets	Fair Value - Liabilities	Notional Value (in U.S. Dollars)	Fair Value - Assets	Fair Value - Liabilities
Foreign currency contracts	$193.7	$5.9	$(6.8)	$250.3	$6.5	$(1.9)
Interest rate contracts	400.0	1.0	—	400.0	0.9	—
Commodity contracts	62.5	—	(1.6)	84.6	2.1	(3.4)
Total	$656.2	$6.9	$(8.4)	$734.9	$9.5	$(5.3)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheets if the right of offset exists.

The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		For the Year Ended December 31, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign exchange contracts	Cost of sales	$8.5	$(3.9)
Interest rate contracts	Interest expense	5.3	0.5
Commodity contracts	Cost of sales	(2.6)	(2.1)
Total		$11.2	$(5.5)

		For the Year Ended December 31, 2023
Derivatives Designated as Cash Flow Hedges	Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from AOCI into Income	Loss Recognized in OCI
Foreign exchange contracts	Other expense (income), net	$22.7	$(4.0)
Interest rate contracts	Interest expense	8.8	(3.8)
Commodity contracts	Cost of sales	0.8	(1.0)
Total		$32.3	$(8.8)
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
The net amount of the existing gains or losses as of December 31, 2024 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

Note 16. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The Company primarily uses gross profit, a measure that is determined in accordance with U.S. GAAP, to evaluate segment profitability and make decisions about resource allocation. The Company’s CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine, which are all reportable segments. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs, the impacts of certain foreign currency transactions, and certain unallocated incentive compensation costs. The Company’s consolidated sales are derived entirely from the operations of its three reportable segments.
The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. Reportable segment sales and significant reportable segment expense categories and amounts included in the Company’s measure of segment profit or loss, gross profit, were as follows (in millions):

	For the Year Ended December 31, 2024
	Off Road	On Road	Marine	Total
Sales	$5,706.7	$987.8	$480.9	$7,175.4
Purchased materials, logistics and labor	4,250.3	744.5	382.4	5,377.2
Depreciation and amortization	170.1	34.1	8.1	212.3
Warranty	125.8	29.8	9.8	165.4
Reportable segment gross profit	$1,160.5	$179.4	$80.6	$1,420.5
Other gross profit				46.3
Total gross profit				$1,466.8

	For the Year Ended December 31, 2023
	Off Road	On Road	Marine	Total
Sales	$6,984.4	$1,184.6	$765.4	$8,934.4
Purchased materials, logistics and labor	5,149.7	867.9	574.2	6,591.8
Depreciation and amortization	156.6	29.3	6.6	192.5
Warranty	146.5	47.0	15.6	209.1
Reportable segment gross profit	$1,531.6	$240.4	$169.0	$1,941.0
Other gross profit				18.9
Total gross profit				$1,959.9

	For the Year Ended December 31, 2022
	Off Road	On Road	Marine	Total
Sales	$6,436.2	$1,163.4	$989.4	$8,589.0
Purchased materials, logistics and labor	4,662.4	884.5	742.3	6,289.2
Depreciation and amortization	126.0	32.6	5.5	164.1
Warranty	124.4	40.0	19.1	183.5
Reportable segment gross profit	$1,523.4	$206.3	$222.5	$1,952.2
Other gross profit				7.3
Total gross profit				$1,959.5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Item 9B. Other Information
Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board,” “Corporate Governance—Code of Business Conduct and Ethics” and “Corporate Governance—Insider Trading Policies and Procedures” in the Polaris definitive Proxy Statement to be filed on or about March 19, 2025 for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in the Company’s 2025 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2025 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement is incorporated herein by reference.

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
(3) Exhibits
The Exhibits to this report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 78 to 83.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 18, 2025, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes(1)	Balance at End of Period
(In millions)
2022: Deducted from asset accounts—Allowance for doubtful accounts receivable	$4.7	$4.2	$(0.2)	$8.7
2023: Deducted from asset accounts—Allowance for doubtful accounts receivable	$8.7	$1.7	$(1.4)	$9.0
2024: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9.0	$3.3	$(1.6)	$10.7
(1)    Uncollectible accounts receivable written off, net of recoveries

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes(2)	Balance at End of Period
(In millions)
2022: Deducted from asset accounts—Allowance for obsolete inventory	$74.1	$32.0	$(19.4)	$86.7
2023: Deducted from asset accounts—Allowance for obsolete inventory	$86.7	$34.6	$(26.2)	$95.1
2024: Deducted from asset accounts—Allowance for obsolete inventory	$95.1	$42.4	$(27.9)	$109.6
(2)    Inventory disposals, net of recoveries

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Additions Charged to Costs and Expenses (3)	Other Changes(4)	Balance at End of Period
(In millions)
2022: Deducted from asset accounts—Allowance for deferred tax assets	$17.0	$0.7	$(1.1)	$16.6
2023: Deducted from asset accounts—Allowance for deferred tax assets	$16.6	$1.5	$(1.2)	$16.9
2024: Deducted from asset accounts—Allowance for deferred tax assets	$16.9	$5.5	$(1.0)	$21.4
(3)    Increases related to losses, credits, impairments and capital losses without tax benefits
(4)    Decreases related to utilization of loss carryforwards and certain deferred tax assets

POLARIS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2024

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

.j	First Amendment to Master Note Purchase Agreement effective May 26, 2020, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.k	Second Amendment to Master Note Purchase Agreement, effective January 15, 2021, incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.l	Third Amendment to Master Note Purchase Agreement, effective December 18, 2024.

.m	Description of Securities, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

.n	Base Indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2023.

.o	First Supplemental Indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 16, 2023.

10.a	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

.b	Amendment to the Polaris Industries Inc. Supplemental Retirement/Savings Plan effective January 1, 2018 incorporated by reference to Exhibit 10.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

.c	Polaris Inc. Deferred Compensation Plan for Directors, as amended and restated, effective October 24, 2019, incorporated by reference to Exhibit 10.c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.d	Polaris Industries Inc. Senior Executive Annual Incentive Plan, as amended and restated effective February 27, 2018 incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

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

.qq	Amended and Restated Manufacturer’s Repurchase Agreement dated as of February 28, 2011, by and among the Company, Polaris Industries Inc., a Delaware Corporation, Polaris Sales Inc., and Polaris Acceptance, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011.

.rr	First Amendment dated December 7, 2015 to the Amended and Restated Joint Venture Agreement dated as of February 28, 2011, by and between the Company and GE Commercial Distribution Finance LLC f/k/a GE Commercial Distribution Corporation, incorporated by reference to Exhibit 10.nn to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.ss	Second Amendment dated December 7, 2015 to the Second Amended and Restated Partnership Agreement, by and between Polaris Acceptance Inc. and CDF Joint Ventures, Inc. dated as of June 1, 2014, incorporated by reference to Exhibit 10.oo to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

.tt	Third Amended and Restated Credit Agreement dated November 9, 2016 by and among Polaris Industries Inc., Polaris Sales Inc., any other Domestic Borrower (as defined therein) that thereafter becomes a party thereto, Polaris Sales Europe Sárl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank, N.A., PNC Bank, National Association and BMO Harris Bank N.A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

.uu	Fourth Amended and Restated Credit Agreement, dated July 2, 2018 by and among Polaris Industries Inc., Polaris Sales Europe Sàrl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and MUFG Bank, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.vv
Incremental Amendment to Fourth Amended and Restated Credit Agreement dated as of April 9, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2020.

.ww	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of May 26, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.xx
Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of January 15, 2021, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.yy
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

.zz
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

.aaa	Amendment No. 5 dated as of December 16, 2022 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 20, 2022.

.bbb	Amendment No. 6 dated as of November 7, 2023 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2023.

.ccc	Amendment No. 7 dated as of July 26, 2024 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2024.

.ddd	Amendment No. 8 dated as of December 13, 2024 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent.

.eee
Employment Offer Letter dated April 27, 2016 by and between the Company and Stephen L. Eastman, incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

.fff
Severance Agreement dated February 6, 2012 entered into with Stephen L. Eastman, incorporated by reference to Exhibit 10.dd to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

.ggg	Severance Agreement entered into with Robert Mack, incorporated by reference to Exhibit 10.aa to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

.hhh	Offer Letter Agreement dated April 29, 2021 between Michael T. Speetzen and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.iii	Offer Letter Agreement dated April 29, 2021 between Robert P. Mack and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.jjj	Polaris Inc. 2024 Omnibus Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders filed on March 13, 2024.*

19.1	Polaris Inc. Insider Trading Policy, effective July 1, 2024.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Polaris Inc. Compensation Clawback Policy, effective October 2, 2023, incorporated by reference to Exhibit 97 on Form 10-K for the year ended December 31, 2023.

101	The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K of the Company for the year ended December 31, 2024 formatted in iXBRL.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 18, 2025.

POLARIS INC.
By:	/S/ MICHAEL T. SPEETZEN
Michael T. Speetzen
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ MICHAEL T. SPEETZEN	Chief Executive Officer (Principal Executive Officer)	February 18, 2025
Michael T. Speetzen

	/S/ ROBERT P. MACK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025
Robert P. Mack

	*	Director	February 18, 2025
George W. Bilicic

	*	Director	February 18, 2025
Kevin M. Farr

	*	Director	February 18, 2025
Gary E. Hendrickson

	*	Director	February 18, 2025
Gwenne A. Henricks

	*	Director	February 18, 2025
Darryl R. Jackson

	*	Director	February 18, 2025
Bernd F. Kessler

	*	Director	February 18, 2025
Lawrence D. Kingsley

	*	Director	February 18, 2025
Gwynne E. Shotwell

	*	Chair of the Board	February 18, 2025
John P. Wiehoff

*By:	/S/ MICHAEL T. SPEETZEN		February 18, 2025
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