Form 10-Q
period 2025-03-31
Polaris Inc.
filed 2025-04-30
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 23, 2025, 56,197,770 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2025

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$291.7	$287.8
Trade receivables, net	211.3	192.3
Inventories, net	1,748.0	1,741.5
Prepaid expenses and other	313.5	395.7
Income taxes receivable	29.2	15.1
Total current assets	2,593.7	2,632.4
Property and equipment, net	1,159.0	1,186.7
Investment in finance affiliate	141.1	136.7
Deferred tax assets	379.2	384.6
Goodwill and other intangible assets, net	933.4	936.2
Operating lease assets	123.7	127.2
Other long-term assets	120.3	121.4
Total assets	$5,450.4	$5,525.2
Liabilities and Equity
Current liabilities:
Current financing obligations	$434.3	$434.3
Accounts payable	723.6	562.8
Accrued expenses	1,115.7	1,259.7
Other current liabilities	37.9	36.4
Total current liabilities	2,311.5	2,293.2
Long-term financing obligations	1,621.4	1,638.1
Other long-term liabilities	282.4	293.4
Total liabilities	$4,215.3	$4,224.7
Deferred compensation	$4.5	$6.4
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.2 and 56.1 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,278.8	1,265.9
Retained earnings	45.2	148.9
Accumulated other comprehensive loss, net	(98.2)	(125.5)
Total shareholders’ equity	1,226.4	1,289.9
Noncontrolling interest	4.2	4.2
Total equity	1,230.6	1,294.1
Total liabilities and equity	$5,450.4	$5,525.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Sales	$1,535.8	$1,736.4
Cost of sales	1,290.8	1,406.1
Gross profit	245.0	330.3
Operating expenses:
Selling and marketing	117.6	126.4
Research and development	82.9	87.8
General and administrative	102.7	99.0
Total operating expenses	303.2	313.2
Income from financial services	22.1	21.9
Operating (loss) income	(36.1)	39.0
Non-operating expense:
Interest expense	34.1	31.9
Other expense (income), net	0.9	(0.6)
(Loss) income before income taxes	(71.1)	7.7
(Benefit) provision for income taxes	(4.4)	3.8
Net (loss) income	(66.7)	3.9
Net income attributable to noncontrolling interest	(0.1)	(0.1)
Net (loss) income attributable to Polaris Inc.	$(66.8)	$3.8
Net (loss) income per share attributable to Polaris Inc. common shareholders:
Basic	$(1.17)	$0.07
Diluted	$(1.17)	$0.07
Weighted average shares outstanding:
Basic	56.9	56.9
Diluted	56.9	57.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net (loss) income	$(66.7)	$3.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22.2	(11.0)
Unrealized gain on derivative instruments	5.2	5.0
Retirement plan and other activity	(0.1)	(0.1)
Comprehensive loss	(39.4)	(2.2)
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)
Comprehensive loss attributable to Polaris Inc.	$(39.5)	$(2.3)
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
Employee stock compensation	0.2	—	12.6	—	—	—	12.6
Deferred compensation	—	—	0.1	1.8	—	—	1.9
Proceeds from stock issuances under employee plans	—	—	1.4	—	—	—	1.4
Cash dividends paid (1)	—	—	—	(37.5)	—	—	(37.5)
Repurchase and retirement of common shares	(0.1)	—	(1.2)	(1.2)	—	—	(2.4)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Net income (loss)	—	—	—	(66.8)	—	0.1	(66.7)
Other comprehensive income	—	—	—	—	27.3	—	27.3
Balance, March 31, 2025	56.2	$0.6	$1,278.8	$45.2	$(98.2)	$4.2	$1,230.6

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.2	—	12.5	—	—	—	12.5
Deferred compensation	—	—	(0.4)	(0.5)	—	—	(0.9)
Proceeds from stock issuances under employee plans	—	—	3.7	—	—	—	3.7
Cash dividends paid (1)	—	—	—	(37.3)	—	—	(37.3)
Repurchase and retirement of common shares	(0.2)	—	(3.8)	(12.2)	—	—	(16.0)
Net income	—	—	—	3.8	—	0.1	3.9
Other comprehensive loss	—	—	—	—	(6.1)	—	(6.1)
Balance, March 31, 2024	56.5	$0.6	$1,243.8	$197.3	$(63.6)	$2.5	$1,380.6
(1) Polaris Inc. declared and paid a dividend of $0.67 per share for the three month period ended March 31, 2025 and a dividend of $0.66 per share for the three month period ended March 31, 2024.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Operating Activities:
Net (loss) income	$(66.7)	$3.9
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	73.4	62.9
Noncash compensation	12.6	12.5
Noncash income from financial services	(11.7)	(13.8)
Deferred income taxes	5.6	(4.3)
Other, net	(0.5)	(0.6)
Changes in operating assets and liabilities:
Trade receivables	(15.0)	46.4
Inventories	1.2	(161.0)
Accounts payable	158.4	68.6
Accrued expenses	(151.8)	(128.0)
Income taxes payable/receivable	(15.9)	(5.9)
Prepaid expenses and other, net	93.6	13.9
Net cash provided by (used for) operating activities	83.2	(105.4)
Investing Activities:
Purchase of property and equipment	(35.6)	(72.1)
Distributions from (investment in) finance affiliate, net	7.3	15.4
Net cash used for investing activities	(28.3)	(56.7)
Financing Activities:
Borrowings under financing obligations	704.5	842.0
Repayments under financing obligations	(722.8)	(676.7)
Repurchase and retirement of common shares	(2.4)	(16.0)
Cash dividends to shareholders	(37.5)	(37.3)
Cash dividend to noncontrolling interest	(0.1)	—
Proceeds from stock issuances under employee plans	1.4	3.7
Net cash provided by (used for) financing activities	(56.9)	115.7
Impact of currency exchange rates on cash balances	6.1	(2.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	4.1	(49.2)
Cash, cash equivalents and restricted cash at beginning of period	303.0	382.9
Cash, cash equivalents and restricted cash at end of period	$307.1	$333.7
Supplemental Cash Flow Information:
Interest paid on financing obligations	$37.1	$37.6
Income taxes paid	$8.1	$15.8
Leased assets obtained for operating lease liabilities	$2.5	$7.6
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$291.7	$318.8
Other long-term assets	15.4	14.9
Total	$307.1	$333.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	March 31, 2025	December 31, 2024
Assets
Non-qualified deferred compensation assets	Level 1	$48.8	$50.1
Foreign exchange contracts, net	Level 2	$2.4	$—
Interest rate contracts, net	Level 2	$0.3	$1.0
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(48.8)	$(50.1)
Commodity contracts, net	Level 2	$(0.1)	$(1.6)
Foreign exchange contracts, net	Level 2	$—	$(0.9)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s financing obligations was approximately $2,097.2 million and $2,103.5 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $2,055.7 million and $2,072.4 million as of March 31, 2025 and December 31, 2024, respectively.

Property and equipment. The Company recorded $67.4 million and $58.4 million of depreciation expense for the three months ended March 31, 2025 and 2024, respectively. A majority of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$162.8	$181.1
Additions charged to expense	29.5	40.8
Warranty claims paid, net	(39.5)	(53.5)
Balance at end of period	$152.8	$168.4
New accounting pronouncements.
Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through changes to disclosures around the effective tax rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are to be applied prospectively and early adoption is permitted. This standard will be applicable for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-09. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional income tax disclosures when adopted in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter.
Apart from the item discussed above and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	March 31, 2025	December 31, 2024
Inventories
Raw materials and purchased components	$643.8	$580.7
Service parts, garments and accessories	328.9	327.2
Finished goods	892.0	943.2
Less: reserves	(116.7)	(109.6)
Inventories, net	$1,748.0	$1,741.5
Property and equipment
Land, buildings and improvements	$697.6	$691.2
Equipment and tooling	1,812.3	1,779.2
	2,509.9	2,470.4
Less: accumulated depreciation	(1,350.9)	(1,283.7)
Property and equipment, net	$1,159.0	$1,186.7
Accrued expenses
Compensation	$109.4	$145.9
Warranties	152.8	162.8
Sales promotions and incentives	274.3	249.0
Dealer holdback	136.8	157.3
Other accrued expenses	442.4	544.7
Total accrued expenses	$1,115.7	$1,259.7
Other current liabilities
Current operating lease liabilities	$28.4	$28.8
Income taxes payable	9.5	7.6
Total other current liabilities	$37.9	$36.4
Other long-term liabilities
Long-term operating lease liabilities	$96.5	$99.7
Long-term income taxes payable	9.2	12.5
Deferred tax liabilities	6.2	6.1
Other long-term liabilities	170.5	175.1
Total other long-term liabilities	$282.4	$293.4

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

The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended March 31, 2025
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$837.3	$172.8	$115.3	$1,125.4
PG&A	361.3	49.0	0.1	410.4
Total revenue	$1,198.6	$221.8	$115.4	$1,535.8

Revenue by geography
United States	$962.6	$117.3	$112.8	$1,192.7
Canada	88.1	7.5	2.0	97.6
EMEA	93.8	86.1	—	179.9
APLA	54.1	10.9	0.6	65.6
Total revenue	$1,198.6	$221.8	$115.4	$1,535.8

	Three months ended March 31, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$976.3	$225.5	$123.5	$1,325.3
PG&A	359.4	51.7	—	411.1
Total revenue	$1,335.7	$277.2	$123.5	$1,736.4

Revenue by geography
United States	$1,091.3	$131.8	$119.7	$1,342.8
Canada	86.0	12.8	2.6	101.4
EMEA	94.4	122.6	0.2	217.2
APLA	64.0	10.0	1.0	75.0
Total revenue	$1,335.7	$277.2	$123.5	$1,736.4

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

Contract Liabilities. Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the Company's performance under the respective contract and generally relate to the sale of separately-priced ESCs. The Company finances its self-insured risks related to ESCs. The premiums for ESCs are primarily recognized in income over the term of the agreement in proportion to the costs expected to be incurred in satisfying obligations under the contract. Warranty costs are recognized as incurred.
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$111.3	$110.3
New contracts sold	12.2	14.2
Revenue recognized on existing contracts	(13.4)	(12.2)
Balance at end of period	$110.1	$112.3
The Company expects to recognize approximately $35.2 million of the unearned amount over the 12 months following March 31, 2025, compared to $35.9 million as of March 31, 2024. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $74.9 million and $76.4 million as of March 31, 2025 and 2024, respectively.

Note 4. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended March 31,
	2025	2024
Option awards	$3.2	$5.3
Other share-based awards	3.9	5.0
Total share-based compensation before tax	7.1	10.3
Tax benefit	1.8	2.5
Total share-based compensation expense included in net income	$5.3	$7.8
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of March 31, 2025, there was $77.6 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation expense was approximately $11.8 million related to stock options and $65.8 million for restricted stock.

Note 5. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of March 31, 2025	Maturity	March 31, 2025	December 31, 2024
Incremental term loan facility	5.93%	July 2025	$400.0	$400.0
Revolving loan facility	5.05%	December 2029	272.1	282.0
Term loan facility	5.92%	December 2029	493.8	500.0
Private senior notes	4.98%	July 2028	350.0	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.23%	Various through 2029	8.1	8.1
Notes payable and other	4.29%	Various through 2030	45.6	47.1
Unamortized debt issuance costs and discounts			(13.9)	(14.8)
Total financing obligations			$2,055.7	$2,072.4
Less: Current financing obligations			434.3	434.3
Total long-term financing obligations			$1,621.4	$1,638.1
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of income over the expected remaining terms of the related debt.
As of March 31, 2025, the Company had open letters of credit totaling $43.3 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes that remain outstanding as of March 31, 2025 and are due in full in July 2028. In December 2024, the Company entered into an amendment (the “NPA Amendment”) to the Master Note Purchase Agreement. The NPA Amendment amended the Note Purchase Agreement to revise the leverage ratio covenant from a gross leverage ratio to a net leverage ratio, revise the interest coverage ratio covenant definition to be based on EBITDA to interest expense, and increase the applicable interest rate by 0.50% per annum beginning in January 2025.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million. In December 2024, the Company further amended the credit facility (the “Credit Facility Amendment”) to reduce the Term Loan Facility to $500.0 million, of which $493.8 million was outstanding as of March 31, 2025, and extend the maturity date of the Term Loan Facility to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. The Credit Facility Amendment completed in December 2024 also increased the Revolving Loan Facility to $1.4 billion, of which $272.1 million was outstanding as of March 31, 2025, and extend the maturity date to December 2029. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
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
The agreements governing the credit facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The Credit Facility Amendment completed in December 2024 revised the interest coverage ratio covenant definition to be based on EBITDA to interest expense. The Company was in compliance with all such covenants as of March 31, 2025.

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
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of March 31, 2025. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025	December 31, 2024
Goodwill	$396.3	$393.5
Other intangible assets, net	537.1	542.7
Total goodwill and other intangible assets, net	$933.4	$936.2
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2024	$116.2	$46.7	$230.6	$393.5
Currency translation effect on foreign goodwill balances	0.1	2.7	—	2.8
Balance as of March 31, 2025	$116.3	$49.4	$230.6	$396.3

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Currency translation effect on foreign goodwill balances	(0.4)	(1.6)	—	(2.0)
Balance as of March 31, 2024	$116.2	$49.1	$227.1	$392.4

The components of other intangible assets were as follows ($ in millions):

		March 31, 2025			December 31, 2024
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(119.2)	$222.0	$341.2	$(114.8)	$226.4
Amortizable - developed technology	10	62.7	(5.8)	56.9	62.7	(4.2)	58.5
Non-amortizable - brand/trade names		258.2	—	258.2	257.8	—	257.8
Total other intangible assets, net	18	$662.1	$(125.0)	$537.1	$661.7	$(119.0)	$542.7
Amortization expense for other intangible assets was $6.0 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2025	2026	2027	2028	2029	2030
Estimated amortization expense	$17.9	$23.9	$23.9	$23.9	$23.9	$23.9
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 7. Shareholders’ Equity
Share repurchase program. The Company did not repurchase shares of its common stock under the share repurchase program during the three months ended March 31, 2025. As of March 31, 2025, the Board of Directors has authorized the Company to repurchase up to an additional $1,109.3 million of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Cash dividends declared and paid per common share	$0.67	$0.66
Net (loss) income per share. Basic net (loss) income per share was computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2024 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net (loss) income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan. As a result of the Company’s net loss during the three months ended March 31, 2025, outstanding stock options and certain share-based awards were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. Reconciliations of these amounts are as follows (in millions):

	Three months ended March 31,
	2025	2024
Weighted average number of common shares outstanding	56.1	56.5
Director Plan and deferred stock units	0.3	0.2
ESOP	0.5	0.2
Common shares outstanding—basic	56.9	56.9
Dilutive effect of restricted stock units	—	0.2
Dilutive effect of stock option awards	—	0.1
Common and potential common shares outstanding—diluted	56.9	57.2

During the three months ended March 31, 2025, the number of options that were not included in the computation of diluted net income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 3.2 million compared to 2.0 million for the same period in 2024. As a result of the Company’s net loss during the three months ended March 31, 2025, an additional 0.2 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted net (loss) income per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(124.5)	$(3.8)	$2.8	$(125.5)
Reclassification to the statement of income	—	1.5	(0.1)	1.4
Change in fair value	22.2	3.7	—	25.9
Balance as of March 31, 2025	$(102.3)	$1.4	$2.7	$(98.2)
See Note 10 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the statements of income for cash flow derivatives designated as hedging instruments.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, motorcycles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of March 31, 2025, the total amount of receivables due from Polaris Acceptance was $24.9 million.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $141.1 million as of March 31, 2025 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of March 31, 2025, the outstanding amount of net receivables financed for dealers under this arrangement was $1,903.3 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2025, the potential 15 percent aggregate repurchase obligation with respect to products repossessed by Polaris Acceptance is approximately $275.0 million.
Polaris Acceptance began financing substantially all of the Company’s United States sales of boats in the third quarter of 2024. This financing was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of March 31, 2025, the potential aggregate repurchase obligation with respect to products repossessed by Huntington was approximately $82.1 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2025, the potential aggregate repurchase obligations are approximately $46.8 million.
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

Note 9. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of March 31, 2025, the Company had an accrual of $290.3 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposures to product liability claims and are included as a component of prepaid expenses and other in the consolidated balance sheets. As of March 31, 2025, the Company recorded $155.9 million for probable insurance recoveries related to product liability accruals.
Litigation. The Company is subject to lawsuits and claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, warranty, product liability claims and putative class actions. Additional details about certain of the pending class actions and putative class actions are provided in Part II, Item 1 – Legal Proceedings.
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
The Company conducts business in various locations throughout the world and is subject to market risk associated with certain product sourcing activities and intercompany cash flows due to changes in the value of foreign currencies in relation to its reporting currency, the U.S. dollar. The Company’s foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of its U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. The Company actively manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures. The Company utilizes foreign currency exchange contracts to mitigate the effects of foreign currency exchange rate fluctuations related to the Australian dollar, Canadian dollar, and Mexican peso. The Company's foreign currency exchange contracts, generally with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.

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
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	March 31, 2025			December 31, 2024
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$220.3	$4.3	$(1.9)	$193.7	$5.9	$(6.8)
Interest rate contracts	400.0	0.3	—	400.0	1.0	—
Commodity contracts	63.1	0.5	(0.6)	62.5	—	(1.6)
Total	$683.4	$5.1	$(2.5)	$656.2	$6.9	$(8.4)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Gain Recognized in OCI
Foreign currency contracts	Cost of sales	$0.6	$2.6	$5.0	$1.3
Interest rate contracts	Interest expense	0.5	(1.0)	1.5	2.9
Commodity contracts	Cost of sales	(2.6)	3.6	(0.7)	0.8
Total		$(1.5)	$5.2	$5.8	$5.0
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
The net amount of the existing gains or losses as of March 31, 2025 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

Note 11. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The Company primarily uses gross profit, a measure that is determined in accordance with U.S. GAAP, to evaluate segment profitability and make decisions about resource allocation. The Company’s CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine, which are all reportable segments. The Company’s consolidated sales are derived entirely from the operations of its three reportable segments. The Corporate amounts include costs that are not allocated to segments, including certain unallocated manufacturing costs, the impacts of certain foreign currency transactions, and certain unallocated incentive compensation costs and related adjustments.
The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. Reportable segment sales and significant reportable segment expense categories and amounts included in the Company’s measure of segment profit or loss, gross profit, were as follows (in millions):

	For the Three Months Ended March 31, 2025
	Off Road	On Road	Marine	Total
Sales	$1,198.6	$221.8	$115.4	$1,535.8
Purchased materials, logistics and labor	940.8	172.7	96.6	1,210.1
Depreciation and amortization	44.2	8.4	2.2	54.8
Warranty	22.2	5.0	2.3	29.5
Reportable segment gross profit	$191.4	$35.7	$14.3	$241.4
Corporate costs and other				3.6
Total gross profit				$245.0

	For the Three Months Ended March 31, 2024
	Off Road	On Road	Marine	Total
Sales	$1,335.7	$277.2	$123.5	$1,736.4
Purchased materials, logistics and labor	1,034.0	203.7	100.3	1,338.0
Depreciation and amortization	36.6	6.5	1.9	45.0
Warranty	32.1	6.6	2.1	40.8
Reportable segment gross profit	$233.0	$60.4	$19.2	$312.6
Corporate costs and other				17.7
Total gross profit				$330.3

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three month period ended March 31, 2025 compared to the three month period ended March 31, 2024. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2025 to the first quarter of 2024. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
First quarter sales totaled $1,535.8 million, a decrease of 12 percent from last year’s first quarter sales of $1,736.4 million. The decrease in sales for the quarter was primarily due to decreased shipments in all segments.
Our gross profit of $245.0 million decreased 26 percent from $330.3 million in the comparable prior year first quarter. Gross profit, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs, partially offset by favorable operational costs.
Net loss attributable to Polaris was $66.8 million, or $(1.17) per diluted share, compared to 2024 first quarter net income attributable to Polaris of $3.8 million, or $0.07 per diluted share. The decrease for the quarter was primarily the result of decreased shipments in all segments and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs. We reported first quarter Adjusted EBITDA of $52.7 million, compared to 2024 first quarter Adjusted EBITDA of $110.0 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
Global Economic Conditions
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has recently announced a series of additional tariffs on goods imported into the United States, which prompted retaliatory tariffs from other countries. We currently procure components from China, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. Incremental tariffs and changed trade policies did not have a significant impact on our financial results for the first quarter of 2025, but could adversely impact our results in the future. As a result of the U.S. tariffs, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. While we are implementing measures to mitigate these potential impacts, our preliminary analysis indicates the announced tariffs and these other factors may have a material negative effect on our profitability for the remainder of fiscal 2025. However, we are continuing to evaluate these factors and their potential effects.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except percentages and share data)	2025	2024	Change 2025 vs. 2024
Sales	$1,535.8	$1,736.4	(12)%
Cost of sales	$1,290.8	$1,406.1	(8)%
Gross profit	$245.0	$330.3	(26)%
Percentage of sales	16.0%	19.0%	-307 bps
Operating expenses:
Selling and marketing	$117.6	$126.4	(7)%
Research and development	82.9	87.8	(6)%
General and administrative	102.7	99.0	4%
Total operating expenses	$303.2	$313.2	(3)%
Percentage of sales	19.7%	18.0%	+170 bps
Income from financial services	$22.1	$21.9	1%
Operating (loss) income	$(36.1)	$39.0	NM

Non-operating expense:
Interest expense	$34.1	$31.9	7%
Other expense (income), net	$0.9	$(0.6)	NM
(Loss) income before income taxes	$(71.1)	$7.7	NM
(Benefit) provision for income taxes	$(4.4)	$3.8	NM
Effective income tax rate	6.1%	49.3%	NM

Net (loss) income	$(66.7)	$3.9	NM
Net income attributable to noncontrolling interest	(0.1)	(0.1)	—%
Net (loss) income attributable to Polaris Inc.	$(66.8)	$3.8	NM
Percentage of sales	(4.3)%	0.2%	-457 bps

Adjusted EBITDA	$52.7	$110.0	(52)%
Adjusted EBITDA Margin	3.4%	6.3%	-291 bps

Diluted net (loss) income per share attributable to Polaris Inc. shareholders	$(1.17)	$0.07	NM
Weighted average diluted shares outstanding	56.9	57.2	(1)%
NM = not meaningful

Sales:
The decrease in sales for the quarter was due to decreased shipments, lower net pricing driven by higher promotional costs, and unfavorable currency exchange rate movements, partially offset by product mix.
The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2025
Volume	(10)%
Product mix and price	(1)
Currency	(1)
(12)%
The decrease in sales for the quarter was primarily due to decreased shipments in all segments, as well as lower net pricing driven by higher promotional costs.
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2025	Percent of Total Sales	2024	Percent of Total Sales	Percent Change 2025 vs. 2024
United States	$1,192.7	78%	$1,342.8	77%	(11)%
Canada	97.6	6%	101.4	6%	(4)%
Other countries	245.5	16%	292.2	17%	(16)%
Total sales	$1,535.8	100%	$1,736.4	100%	(12)%

Sales in the United States decreased during the quarter primarily as a result of lower shipments in all segments.
Sales in Canada decreased during the quarter primarily as a result of decreased ORV and motorcycle shipments, partially offset by higher snowmobile shipments. Currency rate movements had an unfavorable impact of six percentage points on quarter-to-date sales.
Sales in other countries decreased during the quarter primarily as a result of reduced On Road and ORV shipments, primarily in Europe. Currency rate movements had an unfavorable impact of four percentage points on quarter-to-date sales.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2025	Percent of Total Cost of Sales	2024	Percent of Total Cost of Sales	Percent Change 2025 vs. 2024
Purchased materials and logistics	$1,066.6	83%	$1,152.2	82%	(7)%
Labor costs	137.9	11%	164.8	12%	(16)%
Depreciation and amortization	56.8	4%	48.3	3%	18%
Warranty	29.5	2%	40.8	3%	(28)%
Total cost of sales	$1,290.8	100%	$1,406.1	100%	(8)%
Percentage of sales	84.0%		81.0%	+307 bps
Cost of sales decreased during the quarter primarily as a result of reduced sales volumes driving lower purchased materials and decreased labor costs.

 Gross Profit:
Gross profit for the quarter, as a percentage of sales, decreased primarily due to lower net pricing driven by higher promotional costs and unfavorable currency exchange rate movements, partially offset by favorable operational costs and reduced warranty expense.
Operating Expenses:
Operating expenses, in absolute dollars, decreased for the quarter due to reduced selling and marketing and research and development expenses, partially offset by increased general and administrative expenses. Operating expenses, as a percentage of sales, increased for the quarter primarily due to decreased leverage of fixed costs as a result of reduced sales volumes.
Income from Financial Services:
Income from financial services increased for the quarter, primarily as a result of higher retail credit income resulting from higher penetration rates. This increase was mostly offset by lower wholesale financing income from Polaris Acceptance due to reduced interest rates.
Interest Expense:
Interest expense increased for the quarter primarily due to higher debt levels.
Other expense (income), net:
Other expense (income) is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
(Benefit) provision for income taxes:
The income tax benefit was $4.4 million or 6.1% of the loss before income tax expense, compared to income tax expense of $3.8 million or 49.3% of income before income tax expense for the first quarter of 2024. The tax provision benefit for the quarter was primarily due to the pretax loss generated, partially offset by unfavorable adjustments related to share-based compensation.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars, decreased during the quarter primarily due to decreased shipments in all segments, lower net pricing driven by higher promotional costs, and unfavorable currency exchange rate movements, partially offset by favorable operating costs and reduced operating expenses.
Weighted average diluted shares outstanding:
Over the time period within and between the comparable quarterly periods, weighted average diluted shares outstanding decreased, primarily due to share repurchases and a reduction in the dilutive effect of share-based equity awards.
Cash Dividends:
We paid a regular cash dividend of $0.67 per common share on March 17, 2025 to holders of record at the close of business on March 3, 2025.

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

Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended March 31,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024
Off Road	$1,198.6	78%	$1,335.7	77%	(10)%
On Road	221.8	14%	277.2	16%	(20)%
Marine	115.4	8%	123.5	7%	(7)%
Total sales	$1,535.8	100%	$1,736.4	100%	(12)%

	Three months ended March 31,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024
Off Road	$191.4	16.0%	$233.0	17.4%	(18)%
On Road	35.7	16.1%	60.4	21.8%	(41)%
Marine	14.3	12.4%	19.2	15.5%	(26)%
Corporate	3.6		17.7
Total gross profit	$245.0		$330.3		(26)%
Percentage of sales	16.0%		19.0%	-307 bps
Off Road:
Off Road sales, inclusive of PG&A sales, decreased 10 percent for the quarter, primarily due to decreased ORV shipments. The average per unit sales price for the Off Road segment decreased approximately seven percent for the quarter primarily due to lower net pricing driven by higher promotional costs.
Sales to customers outside of North America decreased seven percent for the quarter primarily as a result of lower ORV shipments.
Gross profit, as a percentage of sales, decreased during the quarter primarily due to lower net pricing driven by higher promotional costs, unfavorable foreign currency exchange rate movements, and higher finance interest, partially offset by product mix, lower warranty expense and favorable operating costs.
Additional information on our end markets for the quarter:
•Polaris North America utility unit retail sales down high-single digits percent
•Polaris North America recreation unit retail sales down high-teens percent
•Total Polaris North America ORV unit retail sales down low-double digits percent
•Estimated North America industry ORV unit retail sales down low-single digits percent
•Total Polaris North America ORV dealer inventories down approximately 15 percent
•Polaris North America snowmobile unit retail sales for the 2024-2025 season ending March 31, 2025 down low-twenties percent
•Estimated North America industry snowmobile unit retail sales for the 2024-2025 season ending March 31, 2025 down mid-teens percent
•Total Polaris North America snowmobile dealer inventories up approximately 5 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased 20 percent for the quarter, primarily due to decreased shipments in Europe. The average per unit sales price for the On Road segment decreased approximately four percent for the quarter primarily due to lower net pricing driven by higher promotional costs and product mix.
Sales to customers outside of North America decreased 27 percent for the quarter primarily as a result of reduced shipments in Europe.

Gross profit, as a percentage of sales, decreased for the quarter primarily due to lower net pricing driven by higher promotional costs and product mix, partially offset by favorable operating costs.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales down low-teens percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down mid-twenties percent
•Polaris North America motorcycle dealer inventories up approximately 15 percent
Marine:
Marine sales decreased seven percent for the quarter, primarily due to decreased shipments. The average per unit sales price for the Marine segment was flat for the quarter.
Gross profit, as a percentage of sales, decreased for the quarter due to decreased shipments, reduced leverage of fixed costs as a result of reduced sales volumes, and product mix.
Additional information on our end markets for the three-month period ended March 2025:
•Polaris U.S pontoon unit retail sales down high-single digits percent
•Estimated U.S. industry pontoon unit retail sales down low-double digits percent
•Polaris U.S deck boat unit retail sales down low-twenties percent
•Estimated U.S. industry deck boat unit retail sales down low-teens percent

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

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended March 31,
($ in millions)	2025	2024
Sales	$1,535.8	$1,736.4
Product wind downs (1)	0.5	—
Adjusted sales	$1,536.3	$1,736.4

Net (loss) income	$(66.7)	$3.9
(Benefit) provision for income taxes	(4.4)	3.8
Interest expense	34.1	31.9
Depreciation	67.4	58.4
Intangible amortization (2)	6.0	4.5
Acquisition-related costs (3)	—	0.3
Restructuring (4)	4.0	5.4
Product wind downs (1)	8.9	—
Class action litigation expenses (5)	3.4	1.8
Adjusted EBITDA	$52.7	$110.0
Adjusted EBITDA Margin	3.4%	6.3%
(1) Represents adjustments related to product wind downs, including the FTR product line within the Company’s On Road segment and the Timbersled product line within the Company’s Off Road segment
(2) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(3) Represents adjustments for integration and acquisition-related expenses
(4) Represents adjustments for corporate restructuring
(5) Represents adjustments for certain class action litigation-related expenses

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2025	2024	Change
Total cash provided by (used for):
Operating activities	$83.2	$(105.4)	$188.6
Investing activities	(28.3)	(56.7)	28.4
Financing activities	(56.9)	115.7	(172.6)
Operating Activities:
The increase in net cash from operating activities was primarily the result of reduced working capital in the three months ended March 31, 2025 compared to working capital additions in the prior year comparable period, partially offset by lower net income. Net loss was $66.7 million for the three months ended March 31, 2025, compared to 2024 first quarter net income of $3.9 million.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities decreased due to a reduction in property, equipment and tooling purchases, as well as lower net distributions from Polaris Acceptance in 2025.
Financing Activities:
Net cash used for financing activities was $56.9 million for the three months ended March 31, 2025, compared to cash provided by financing activities of $115.7 million for the comparable period in 2024. This change was primarily the result of net repayments under debt arrangements in the three months ended March 31, 2025 compared to net borrowings under debt arrangements during the comparable period in 2024. Net repayments totaled $18.3 million for the three months ended March 31, 2025, compared to $165.3 million of net borrowings for the comparable period in 2024.
Financing Arrangements:
We are party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we have issued senior notes. As of March 31, 2025, outstanding borrowings under the Master Note Purchase Agreement totaled $350.0 million.
We are also party to an unsecured credit facility, which includes a $1.4 billion variable interest rate Revolving Loan Facility that matures in December 2029, under which we have unsecured borrowings. As of March 31, 2025, there were borrowings of $272.1 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $493.8 million was outstanding as of March 31, 2025. We are required to make principal payments under the Term Loan Facility totaling $25 million over the next 12 months. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of March 31, 2025, we had $1,120.7 million of availability on the Revolving Loan Facility.
In July 2024, the Company amended the credit facility to provide for an incremental 364-day term loan in the amount of $400.0 million (the “Incremental Term Loan Facility”). The Incremental Term Loan Facility is unsecured and has a term ending in July 2025. As with other borrowings under the credit facility, interest is charged at rates based on Adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
The agreements governing the facility and the Master Note Purchase Agreement contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. In December 2024, the Company entered into an amendment (the “NPA Amendment”) to the Master Note Purchase Agreement. The NPA Amendment amended the Note Purchase Agreement to revise the leverage ratio covenant from a gross leverage ratio to a net leverage ratio and revise the interest coverage ratio covenant definition to be based on EBITDA to interest expense. The credit facility was also amended in December 2024 and, as part of such amendment, the interest coverage ratio covenant definition was revised to be based on EBITDA to interest expense.

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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of March 31, 2025.
As of March 31, 2025, we were in compliance with all debt covenants and our debt to total capital ratio was 63 percent. Additionally, as of March 31, 2025, we had letters of credit outstanding of $43.3 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We did not repurchase shares of our common stock under our share repurchase program during the first three months of 2025. As of March 31, 2025, up to an additional $1,109.3 million of shares of our common stock remain available for repurchase under our share repurchase program.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of March 31, 2025, the potential aggregate repurchase obligations were approximately $403.9 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party finance companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

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
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs, particularly in light of the policies of the new presidential administration and retaliatory actions in response thereto); changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of our business; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment.
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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2024. Refer below for further discussion on commodity cost risk, foreign currency exchange rate risk, and interest rate risk.
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, copper, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our end products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Further, the ultimate cost of certain commodities, raw materials, components and parts can fluctuate based on changes in international trade relations and trade policy, including those related to tariffs. We generally buy commodities and components based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity hedging contracts in order to manage fluctuating market prices of certain commodities such as steel and diesel fuel. Based on our current outlook for commodity prices, excluding the impact of tariffs and related items, we expect total commodities to have a neutral impact on our gross profit margins for full-year 2025 when compared to 2024.
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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of March 31, 2025:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$22.9	$0.64 to 1 AUD
Canadian Dollar	Long	148.9	$0.72 to 1 CAD
Mexican Peso	Short	48.5	19.9 Peso to $1
During the quarter ended March 31, 2025, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to 2024. We expect currencies to have a negative impact on full-year net income in 2025 compared to 2024.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility, a $500.0 million Term Loan Facility and a $400.0 million Incremental Term Loan Facility. Interest accrues on the revolving loan, term loans and Incremental Term Loan Facility at variable rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of March 31, 2025, there was $272.1 million outstanding on the Revolving Loan Facility, $493.8 million outstanding on the Term Loan Facility and $400.0 million outstanding on the Incremental Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. We expect interest rates to have a positive impact on full-year net income in 2025 compared to 2024.
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
As of the date hereof, we are party to certain class action and putative class action lawsuits brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On December 18, 2024, the state court in Albright entered an order setting a hearing for June 20, 2025 to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. On February 27, 2025, the federal district court vacated the pretrial deadlines and the May 5, 2025 trial date. The court will issue a new schedule and trial date upon its rulings on the pending summary judgment and class decertification motions.
With respect to each of the aforementioned class action and putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the supplemental risk factor provided below, there have been no material changes or additions to our risk factors discussed in such report which could materially affect the Company’s business, financial condition, or future results.
Our business may be adversely affected by trade matters, including tariffs.
The recent imposition by the United States of tariffs on goods imported to the United States, or countermeasures imposed in response to such tariffs, will likely increase the cost of goods for our products and may reduce our ability to sell our products globally, which may adversely affect our operating results and financial condition. The U.S. government recently announced a series of additional tariffs on goods imported into the United States, which prompted retaliatory tariffs from other countries. We currently procure components from China, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the U.S. tariffs, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. While we are implementing measures to mitigate these potential impacts, our preliminary analysis indicates the announced tariffs and these other factors may have a material negative effect on our profitability for the remainder of fiscal 2025. However, we are continuing to evaluate these factors and their potential effects.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the first quarter of the fiscal year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2025	—	$—	—	$1,109,330,034
February 1 — 28, 2025	—	$—	—	$1,109,330,034
March 1 — 31, 2025	—	$—	—	$1,109,330,034
Total	—	$—	—
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of March 31, 2025, the Company was authorized to repurchase up to an additional $1,109.3 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
Executive Officer Severance Agreements
On April 30, 2025, the Compensation Committee of the Company’s Board of Directors approved severance agreements (the “Severance Agreements”) with each of the Company’s named executive officers and “officers” (as defined in Rule 16a-1(f) of the Exchange Act). The Severance Agreements replace each individual’s existing severance agreements with the Company.
Each Severance Agreement provides, upon the executive’s termination by the Company without cause (and, for the Chief Executive Officer (“CEO”) only, upon a resignation for good reason) outside of the Change in Control Protection Period (as defined below) for the following: (i) an amount equal to 1x, 1.5x (solely for the Chief Financial Officer (“CFO”) or 2x (solely for the CEO) (x) the executive’s annual base salary and (y) the executive’s annual target cash incentive award under the Company’s Senior Executive Incentive Plan (“SEIP”); (ii) a pro-rated payment in respect of the executive’s annual target cash incentive award under the SEIP for the year in which the termination occurs; (iii) payment of any unpaid cash incentive award under the SEIP for the prior fiscal year; (iv) eligibility to receive continuation coverage under the Company’s group health plans for 12 months, 18 months (solely for the CFO) or 24 months (solely for the CEO); and (v) outplacement services. In addition, any outstanding and unvested stock options and restricted stock units held by the executive as of the termination date would accelerate and vest on a pro-rated basis, and any outstanding and unvested performance restricted stock units would remain outstanding and remain eligible to vest on a pro-rated basis in the same form and at the same time that the awards were originally scheduled to vest based on actual performance.
Each Severance Agreement provides, upon an executive’s termination of employment by the Company without cause or resignation for good reason on or within 24 months following a Change in Control (the “Change in Control Protection Period”), for the following: (i) an amount equal to 2x, 2.5x (solely for the CFO) or 3x (solely for the CEO) (x) the executive’s annual base salary and (y) annual target cash incentive award under the Company’s SEIP; (ii) a pro-rated payment in respect of the executive’s annual target cash incentive award under the SEIP for the year in which the termination occurs; and (iii) payment of any unpaid cash incentive award under the SEIP for the prior fiscal year. In addition, any outstanding and unvested stock options, restricted stock units and performance restricted stock units held by the executive as of the termination date would accelerate and vest in full, with performance restricted stock units vesting based on target performance.

Each Severance Agreement also provides that upon an executive’s termination of employment due to retirement, the executive would be eligible to receive: (i) a pro-rated payment in respect of the executive’s annual target cash incentive award under the SEIP for the year in which the termination occurs based on actual performance and (ii) payment of any unpaid cash incentive award under the SEIP for the prior fiscal year. In addition, any outstanding and unvested stock options and restricted stock units held by the executive as of the termination date would accelerate and vest in full, and any outstanding and unvested performance restricted stock units would remain outstanding and remain eligible to vest in the same form and at the same time that the awards were originally scheduled to vest based on actual performance.
The foregoing benefits are subject to the applicable executive’s execution and non-revocation of a general waiver and release of claims and continued compliance with restrictive covenants and other continuing obligations to the Company.
The foregoing description of the Severance Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the Severance Agreements, the forms of which are filed herewith as Exhibit 10.b, Exhibit 10.c, and Exhibit 10.d and incorporated herein by reference.

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

10.a	Form of Restricted Stock Award Agreement (2024) made under the Polaris Inc. 2024 Omnibus Incentive Plan.*

10.b	Form of CEO Severance Agreement, effective April 30, 2025.*

10.c	Form of CFO Severance Agreement, effective April 30, 2025.*

10.d	Form of Section 16 Officer Severance Agreement, effective April 30, 2025.*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the SEC on April 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of (Loss) Income for the three month periods ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2025 formatted in iXBRL.
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 30, 2025	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2025	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)