Form 10-Q
period 2025-06-30
Polaris Inc.
filed 2025-07-29
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 22, 2025, 56,224,642 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2025

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$324.3	$287.8
Trade receivables, net	225.2	192.3
Inventories, net	1,698.0	1,741.5
Prepaid expenses and other	320.6	395.7
Income taxes receivable	44.8	15.1
Total current assets	2,612.9	2,632.4
Property and equipment, net	1,147.1	1,186.7
Investment in finance affiliate	142.9	136.7
Deferred tax assets	406.2	384.6
Goodwill and other intangible assets, net	880.8	936.2
Operating lease assets	124.5	127.2
Other long-term assets	73.6	121.4
Total assets	$5,388.0	$5,525.2
Liabilities and Equity
Current liabilities:
Current financing obligations	$434.5	$434.3
Accounts payable	773.9	562.8
Accrued expenses	1,253.4	1,259.7
Other current liabilities	42.1	36.4
Total current liabilities	2,503.9	2,293.2
Long-term financing obligations	1,392.3	1,638.1
Other long-term liabilities	297.9	293.4
Total liabilities	$4,194.1	$4,224.7
Deferred compensation	$4.5	$6.4
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.2 and 56.1 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,299.9	1,265.9
(Accumulated deficit) retained earnings	(71.7)	148.9
Accumulated other comprehensive loss, net	(43.7)	(125.5)
Total shareholders’ equity	1,185.1	1,289.9
Noncontrolling interest	4.3	4.2
Total equity	1,189.4	1,294.1
Total liabilities and equity	$5,388.0	$5,525.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$1,852.7	$1,961.2	$3,388.5	$3,697.6
Cost of sales	1,493.5	1,537.2	2,784.3	2,943.3
Gross profit	359.2	424.0	604.2	754.3
Operating expenses:
Selling and marketing	124.6	132.6	242.2	259.0
Research and development	90.3	86.8	173.2	174.6
General and administrative	127.4	110.4	230.1	209.4
Goodwill impairment	52.6	—	52.6	—
Total operating expenses	394.9	329.8	698.1	643.0
Income from financial services	22.8	25.5	44.9	47.4
Operating (loss) income	(12.9)	119.7	(49.0)	158.7
Non-operating expense:
Interest expense	33.2	34.6	67.3	66.5
Other expense (income), net	46.5	(0.8)	47.4	(1.4)
(Loss) income before income taxes	(92.6)	85.9	(163.7)	93.6
(Benefit) provision for income taxes	(13.5)	17.0	(17.9)	20.8
Net (loss) income	(79.1)	68.9	(145.8)	72.8
Net income attributable to noncontrolling interest	(0.2)	(0.2)	(0.3)	(0.3)
Net (loss) income attributable to Polaris Inc.	$(79.3)	$68.7	$(146.1)	$72.5
Net (loss) income per share attributable to Polaris Inc. common shareholders:
Basic	$(1.39)	$1.21	$(2.57)	$1.28
Diluted	$(1.39)	$1.21	$(2.57)	$1.27
Weighted average shares outstanding:
Basic	57.0	56.6	56.9	56.7
Diluted	57.0	56.9	56.9	57.0
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(79.1)	$68.9	$(145.8)	$72.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54.7	(16.9)	76.9	(27.9)
Unrealized (loss) gain on derivative instruments	(0.1)	(7.4)	5.1	(2.4)
Retirement plan and other activity	(0.1)	(0.2)	(0.2)	(0.3)
Comprehensive (loss) income	(24.6)	44.4	(64.0)	42.2
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.2)	(0.3)	(0.3)
Comprehensive (loss) income attributable to Polaris Inc.	$(24.8)	$44.2	$(64.3)	$41.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2025	56.2	$0.6	$1,278.8	$45.2	$(98.2)	$4.2	$1,230.6
Employee stock compensation	—	—	20.2	—	—	—	20.2
Proceeds from stock issuances under employee plans	—	—	0.9	—	—	—	0.9
Cash dividends paid (1)	—	—	—	(37.6)	—	—	(37.6)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Net (loss) income	—	—	—	(79.3)	—	0.2	(79.1)
Other comprehensive income	—	—	—	—	54.5	—	54.5
Balance, June 30, 2025	56.2	$0.6	$1,299.9	$(71.7)	$(43.7)	$4.3	$1,189.4

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, March 31, 2024	56.5	$0.6	$1,243.8	$197.3	$(63.6)	$2.5	$1,380.6
Employee stock compensation	—	—	15.9	—	—	—	15.9
Deferred compensation	—	—	(0.4)	2.5	—	—	2.1
Proceeds from stock issuances under employee plans	—	—	0.9	—	—	—	0.9
Cash dividends paid (1)	—	—	—	(36.8)	—	—	(36.8)
Repurchase and retirement of common shares	(0.8)	—	(17.2)	(49.1)	—	—	(66.3)
Addition of noncontrolling interest	—	—	—	—	—	2.0	2.0
Net income	—	—	—	68.7	—	0.2	68.9
Other comprehensive loss	—	—	—	—	(24.5)	—	(24.5)
Balance, June 30, 2024	55.7	$0.6	$1,243.0	$182.6	$(88.1)	$4.7	$1,342.8
(1) Polaris Inc. declared and paid a dividend of $0.67 per share for the three-month period ended June 30, 2025 and a dividend of $0.66 per share for the three-month period ended June 30, 2024.

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
Employee stock compensation	0.2	—	32.8	—	—	—	32.8
Deferred compensation	—	—	0.1	1.8	—	—	1.9
Proceeds from stock issuances under employee plans	—	—	2.3	—	—	—	2.3
Cash dividends paid (2)	—	—	—	(75.1)	—	—	(75.1)
Repurchase and retirement of common shares	(0.1)	—	(1.2)	(1.2)	—	—	(2.4)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.2)	(0.2)
Net (loss) income	—	—	—	(146.1)	—	0.3	(145.8)
Other comprehensive income	—	—	—	—	81.8	—	81.8
Balance, June 30, 2025	56.2	$0.6	$1,299.9	$(71.7)	$(43.7)	$4.3	$1,189.4

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.2	—	28.4	—	—	—	28.4
Deferred compensation	—	—	(0.8)	2.0	—	—	1.2
Proceeds from stock issuances under employee plans	—	—	4.6	—	—	—	4.6
Cash dividends paid (2)	—	—	—	(74.1)	—	—	(74.1)
Repurchase and retirement of common shares	(1.0)	—	(21.0)	(61.3)	—	—	(82.3)
Addition of noncontrolling interest	—	—	—	—	—	2.0	2.0
Net income	—	—	—	72.5	—	0.3	72.8
Other comprehensive loss	—	—	—	—	(30.6)	—	(30.6)
Balance, June 30, 2024	55.7	$0.6	$1,243.0	$182.6	$(88.1)	$4.7	$1,342.8

(2) Polaris Inc. declared and paid aggregate dividends of $1.34 per share for the six-month period ended June 30, 2025 and aggregate dividends of $1.32 per share for the six-month period ended June 30, 2024.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
Operating Activities:
Net (loss) income	$(145.8)	$72.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	146.3	132.4
Noncash compensation	32.8	28.4
Noncash income from financial services	(22.6)	(27.8)
Deferred income taxes	(20.2)	(21.8)
Other, net	(1.8)	0.1
Goodwill impairment	52.6	—
Investment impairment	49.4	—
Changes in operating assets and liabilities:
Trade receivables	(20.3)	44.6
Inventories	75.8	(209.9)
Accounts payable	202.2	62.4
Accrued expenses	(17.7)	(20.5)
Income taxes payable/receivable	(18.3)	(2.6)
Prepaid expenses and other, net	91.1	(17.2)
Net cash provided by operating activities	403.5	40.9
Investing Activities:
Purchase of property and equipment, net	(76.1)	(139.3)
Distributions from (investment in) finance affiliate, net	16.4	26.5
Investments in other affiliates	—	(5.2)
Acquisition of developed technology assets	—	(47.8)
Net cash used for investing activities	(59.7)	(165.8)
Financing Activities:
Borrowings under financing obligations	1,378.9	1,701.8
Repayments under financing obligations	(1,632.4)	(1,462.6)
Repurchase and retirement of common shares	(2.4)	(82.3)
Cash dividends to shareholders	(75.1)	(74.1)
Cash dividend to noncontrolling interest	(0.2)	—
Proceeds from stock issuances under employee plans	2.3	4.6
Net cash (used for) provided by financing activities	(328.9)	87.4
Impact of currency exchange rates on cash balances	22.0	(7.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	36.9	(45.3)
Cash, cash equivalents and restricted cash at beginning of period	303.0	382.9
Cash, cash equivalents and restricted cash at end of period	$339.9	$337.6
Supplemental Cash Flow Information:
Interest paid on financing obligations	$70.9	$69.5
Income taxes paid	$22.2	$43.9
Leased assets obtained for operating lease liabilities	$7.4	$8.6
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$324.3	$322.7
Other long-term assets	15.6	14.9
Total	$339.9	$337.6
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	June 30, 2025	December 31, 2024
Assets
Non-qualified deferred compensation assets	Level 1	$51.3	$50.1
Foreign exchange contracts, net	Level 2	$0.9	$—
Interest rate contracts, net	Level 2	$0.4	$1.0
Commodity contracts, net	Level 2	$0.5	$—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(51.3)	$(50.1)
Foreign exchange contracts, net	Level 2	$—	$(0.9)
Commodity contracts, net	Level 2	$—	$(1.6)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s financing obligations was approximately $1,853.4 million and $2,103.5 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $1,826.8 million and $2,072.4 million as of June 30, 2025 and December 31, 2024, respectively.
Investment in other affiliates. The Company has certain strategic investments in nonmarketable securities of other companies. The Company evaluates investments in nonmarketable securities for impairment utilizing level 3 fair value inputs. During the three months ended June 30, 2025, the Company recorded a $49.4 million impairment associated with one such investment as a result of a bona fide investment offer. The impairment was recorded within other expense (income), net in the consolidated statements of (loss) income.
Property and equipment. The Company recorded $66.9 million and $64.1 million of depreciation expense for the three months ended June 30, 2025 and 2024, respectively, and $134.3 million and $122.5 million for the six months ended June 30, 2025 and 2024, respectively. A majority of the Company’s property and equipment is located in North America.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$152.8	$168.4	$162.8	$181.1
Additions charged to expense	33.2	46.1	62.7	86.9
Warranty claims paid, net	(32.6)	(40.4)	(72.1)	(93.9)
Balance at end of period	$153.4	$174.1	$153.4	$174.1
New accounting pronouncements and income tax legislation.
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
Income Taxes. The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental (R&E) expenditures under new Section 174A of the Internal Revenue Code (the “IRC”), and modifications to the interest deduction limitations under Section 163(j) of the IRC. In addition, the OBBBA includes changes to international tax provisions, notably the treatment of Net CFC Tested Income (“NCTI”), formally known as Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Deduction-Eligible Income (“FDDEI”), formally known as Foreign-Derived Intangible Income (“FDII”). The revised NCTI regime eliminates the qualified business asset investment (“QBAI”) exemption, adopts a country-by-country calculation, and reduces deductions under Section 250 of the IRC, which may increase the Company’s effective tax rate on foreign earnings. The FDDEI deduction has also been adjusted, potentially affecting the tax benefits associated with the Company’s export-related income. While these changes are not reflected in the Company’s results for the three and six months ended June 30, 2025, the Company is actively evaluating their potential impact on the Company’s deferred tax assets and liabilities, effective tax rate, and global tax planning strategies. The Company has not yet recorded any adjustments related to the OBBBA and will continue to assess the implications of the OBBBA.
Apart from the item discussed above and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	June 30, 2025	December 31, 2024
Inventories
Raw materials and purchased components	$621.9	$580.7
Service parts, garments and accessories	318.4	327.2
Finished goods	871.5	943.2
Less: reserves	(113.8)	(109.6)
Inventories, net	$1,698.0	$1,741.5
Property and equipment
Land, buildings and improvements	$710.4	$691.2
Equipment and tooling	1,855.2	1,779.2
	2,565.6	2,470.4
Less: accumulated depreciation	(1,418.5)	(1,283.7)
Property and equipment, net	$1,147.1	$1,186.7
Accrued expenses
Compensation	$154.3	$145.9
Warranties	153.4	162.8
Sales promotions and incentives	306.6	249.0
Dealer holdback	153.9	157.3
Other accrued expenses	485.2	544.7
Total accrued expenses	$1,253.4	$1,259.7
Other current liabilities
Current operating lease liabilities	$29.2	$28.8
Income taxes payable	12.9	7.6
Total other current liabilities	$42.1	$36.4
Other long-term liabilities
Long-term operating lease liabilities	$96.7	$99.7
Long-term income taxes payable	19.6	12.5
Deferred tax liabilities	6.5	6.1
Other long-term liabilities	175.1	175.1
Total other long-term liabilities	$297.9	$293.4

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
The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended June 30, 2025
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,022.4	$227.9	$155.1	$1,405.4
PG&A	386.0	61.1	0.2	447.3
Total revenue	$1,408.4	$289.0	$155.3	$1,852.7

Revenue by geography
United States	$1,171.7	$152.8	$153.4	$1,477.9
Canada	96.3	8.1	1.3	105.7
EMEA	83.2	115.5	—	198.7
APLA	57.2	12.6	0.6	70.4
Total revenue	$1,408.4	$289.0	$155.3	$1,852.7

	Three months ended June 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,135.1	$238.8	$133.9	$1,507.8
PG&A	398.7	54.5	0.2	453.4
Total revenue	$1,533.8	$293.3	$134.1	$1,961.2

Revenue by geography
United States	$1,285.9	$144.4	$130.4	$1,560.7
Canada	99.3	14.0	3.1	116.4
EMEA	84.3	120.8	0.1	205.2
APLA	64.3	14.1	0.5	78.9
Total revenue	$1,533.8	$293.3	$134.1	$1,961.2

	Six months ended June 30, 2025
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,859.7	$400.7	$270.4	$2,530.8
PG&A	747.3	110.1	0.3	857.7
Total revenue	$2,607.0	$510.8	$270.7	$3,388.5

Revenue by geography
United States	$2,134.3	$270.1	$266.2	$2,670.6
Canada	184.4	15.6	3.3	203.3
EMEA	177.0	201.6	—	378.6
APLA	111.3	23.5	1.2	136.0
Total revenue	$2,607.0	$510.8	$270.7	$3,388.5

	Six months ended June 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$2,111.4	$464.3	$257.4	$2,833.1
PG&A	758.1	106.2	0.2	864.5
Total revenue	$2,869.5	$570.5	$257.6	$3,697.6

Revenue by geography
United States	$2,377.2	$276.2	$250.1	$2,903.5
Canada	185.3	26.8	5.7	217.8
EMEA	178.7	243.4	0.3	422.4
APLA	128.3	24.1	1.5	153.9
Total revenue	$2,869.5	$570.5	$257.6	$3,697.6

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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$110.1	$112.3	$111.3	$110.3
New contracts sold	11.0	11.1	23.2	25.3
Revenue recognized on existing contracts	(9.1)	(15.8)	(22.5)	(28.0)
Balance at end of period	$112.0	$107.6	$112.0	$107.6
The Company expects to recognize approximately $35.8 million of the unearned amount over the 12 months following June 30, 2025, compared to $34.4 million as of June 30, 2024. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $76.2 million and $73.2 million as of June 30, 2025 and 2024, respectively.

Note 4. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Option awards	$3.9	$2.3	$7.1	$7.6
Other share-based awards	13.1	7.9	17.0	12.9
Total share-based compensation before tax	17.0	10.2	24.1	20.5
Tax benefit	4.1	2.5	5.9	5.0
Total share-based compensation expense included in net (loss) income	$12.9	$7.7	$18.2	$15.5
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of June 30, 2025, there was $64.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.4 years. Included in unrecognized share-based compensation expense was approximately $7.9 million related to stock options and $56.2 million for restricted stock.

Note 5. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of June 30, 2025	Maturity	June 30, 2025	December 31, 2024
Incremental term loan facility	5.93%	June 2026	$400.0	$400.0
Revolving loan facility	5.76%	December 2029	400.0	282.0
Term loan facility	5.93%	December 2029	487.5	500.0
Private senior notes	—	—	—	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.24%	Various through 2029	8.3	8.1
Notes payable and other	4.29%	Various through 2030	45.6	47.1
Unamortized debt issuance costs and discounts			(14.6)	(14.8)
Total financing obligations			$1,826.8	$2,072.4
Less: Current financing obligations			434.5	434.3
Total long-term financing obligations			$1,392.3	$1,638.1
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of (loss) income over the expected remaining terms of the related debt.
As of June 30, 2025, the Company had open letters of credit totaling $41.4 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due in full in July 2028. In December 2024, the Company entered into an amendment (the “NPA Amendment”) to the Master Note Purchase Agreement. The NPA Amendment amended the Note Purchase Agreement to revise the leverage ratio covenant from a gross leverage ratio to a net leverage ratio, revise the interest coverage ratio covenant definition to be based on Adjusted EBITDA to interest expense, and increase the applicable interest rate by 0.50% per annum beginning in January 2025. The unsecured senior notes were prepaid in full in June 2025 using proceeds of revolving loans under the Company’s unsecured credit facility.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million. An amendment was also completed in December 2024 that reduced the Term Loan Facility to $500.0 million, of which $487.5 million was outstanding as of June 30, 2025, and extended the maturity date of the Term Loan Facility to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. The amendment, completed in December 2024, also increased the Revolving Loan Facility to $1.4 billion, of which $400.0 million was outstanding as of June 30, 2025, and extended the maturity date to December 2029. In June 2025, the Company further amended the credit facility (the “Credit Facility Amendment”) to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits the Company from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain subsidiaries of the Company may incur. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
In July 2024, the Company amended the credit facility to provide for a new incremental unsecured 364-day term loan in the amount of $400.0 million (the “Incremental Term Loan Facility”). At the time of issuance, the Incremental Term Loan Facility had a term ending in July 2025. The Credit Facility Amendment extended the maturity date of the Incremental Term Loan Facility to June 26, 2026. As with other borrowings under the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
The agreements governing the credit facility contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The amendment completed in December 2024 revised the interest coverage ratio covenant definition to be based on

Adjusted EBITDA to interest expense. The Credit Facility Amendment completed in June 2025 modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026. The Company was in compliance with all such covenants as of June 30, 2025.
Public senior notes. In November 2023, the Company issued $500 million aggregate principal amount of 6.95% Senior Notes pursuant to a public offering. The Company received approximately $492 million in net proceeds from the notes offering after deducting the underwriting discount and other fees and expenses. The notes bear interest at a rate of 6.95% per year, with interest payable semi-annually in arrears in March and September of each year. The notes mature in March 2029. The indenture governing the notes is subject to customary covenants and make-whole provisions upon early redemption.
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of June 30, 2025. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets
As a result of a continued decline in financial performance and prolonged deterioration of industry conditions, we determined it was more-likely-than-not that the fair value of the On Road reporting unit was less than its carrying value. As a result, the Company performed a quantitative goodwill impairment test of the On Road reporting unit in the second quarter of 2025.
Under the quantitative goodwill impairment test, the fair value of the reporting unit was determined using a discounted cash flow analysis and a market approach. Determining the fair value of the reporting unit required the use of significant judgment, including judgment surrounding discount rates, assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for the reporting unit, and determination of the weighted average cost of capital. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which the Company participates. Inputs used to estimate fair value included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
If the carrying value of a reporting unit that includes goodwill exceeds its fair value, the goodwill is considered impaired and an impairment loss is recognized at the amount by which the carrying value exceeds fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit.
As a result of this analysis, during the three months ended June 30, 2025, the Company recorded an impairment charge of $52.6 million related to goodwill of the On Road reporting unit. Subsequent to the impairment charge, there is no remaining goodwill balance for the On Road reporting unit. The charge is included in goodwill impairment in the consolidated statements of (loss) income.
There were no goodwill impairment charges recorded related to the Off Road or Marine reporting units during the quarter. As of June 30, 2025, accumulated impairment losses totaled $52.6 million under the Company’s current reportable segment structure.
Goodwill and other intangible assets, net of accumulated amortization, as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025	December 31, 2024
Goodwill	$348.6	$393.5
Other intangible assets, net	532.2	542.7
Total goodwill and other intangible assets, net	$880.8	$936.2

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 and 2024 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2024	$116.2	$46.7	$230.6	$393.5
Goodwill impairment	—	(52.6)	—	(52.6)
Currency translation effect on foreign goodwill balances	1.8	5.9	—	7.7
Balance as of June 30, 2025	$118.0	$—	$230.6	$348.6

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Goodwill acquired and related adjustments	0.4	—	3.5	3.9
Currency translation effect on foreign goodwill balances	(0.5)	(2.1)	—	(2.6)
Balance as of June 30, 2024	$116.5	$48.6	$230.6	$395.7
The components of other intangible assets were as follows ($ in millions):

		June 30, 2025			December 31, 2024
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(123.6)	$217.6	$341.2	$(114.8)	$226.4
Amortizable - developed technology	10	62.7	(7.3)	55.4	62.7	(4.2)	58.5
Non-amortizable - brand/trade names		259.2	—	259.2	257.8	—	257.8
Total other intangible assets, net	18	$663.1	$(130.9)	$532.2	$661.7	$(119.0)	$542.7
Amortization expense for other intangible assets was $6.0 million and $5.4 million for the three months ended June 30, 2025 and 2024, respectively, and $12.0 million and $9.9 million for the six months ended June 30, 2025 and 2024, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2025	2026	2027	2028	2029	2030
Estimated amortization expense	$12.0	$23.9	$23.9	$23.9	$23.9	$23.9
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 7. Shareholders’ Equity
Share repurchase program. The Company did not repurchase shares of its common stock under the share repurchase program during the six months ended June 30, 2025. As of June 30, 2025, the Board of Directors has authorized the Company to repurchase up to an additional $1,109.3 million of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash dividends declared and paid per common share	$0.67	$0.66	$1.34	$1.32

Net (loss) income per share. Basic net (loss) income per share was computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2024 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net (loss) income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan. As a result of the Company’s net loss during the three and six months ended June 30, 2025, outstanding stock options and certain share-based awards were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. Reconciliations of these amounts are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average number of common shares outstanding	56.2	56.1	56.2	56.3
Director Plan and deferred stock units	0.3	0.3	0.3	0.2
ESOP	0.5	0.2	0.4	0.2
Common shares outstanding—basic	57.0	56.6	56.9	56.7
Dilutive effect of restricted stock units	—	0.2	—	0.2
Dilutive effect of stock option awards	—	0.1	—	0.1
Common and potential common shares outstanding—diluted	57.0	56.9	56.9	57.0
During the three and six months ended June 30, 2025, the number of options that were not included in the computation of diluted net loss per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 3.3 million and 3.2 million, respectively, compared to 2.9 million and 2.4 million, respectively, for the comparable periods in 2024. As a result of the Company’s net loss during the three and six months ended June 30, 2025, an additional 0.2 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(124.5)	$(3.8)	$2.8	$(125.5)
Reclassification to the statement of income	—	3.3	(0.2)	3.1
Change in fair value	76.9	1.8	—	78.7
Balance as of June 30, 2025	$(47.6)	$1.3	$2.6	$(43.7)
See Note 10 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the consolidated statements of (loss) income for cash flow derivatives designated as hedging instruments.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, motorcycles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of June 30, 2025, the total amount of receivables due from Polaris Acceptance was $23.4 million.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of (loss) income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $142.9 million as of June 30, 2025 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of June 30, 2025, the outstanding amount of net receivables financed for dealers under this arrangement was $1,846.4 million.
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
Polaris Acceptance began financing substantially all of the Company’s United States sales of boats in the third quarter of 2024. This financing was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of June 30, 2025, the potential aggregate repurchase obligation with respect to products repossessed by Huntington was approximately $35.8 million.
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
The Company has agreements with third-party finance companies to provide financing options to end consumers of the Company’s products. The Company has no material contingent liabilities for residual value or credit collection risk under these agreements. The Company’s income generated from these agreements has been included as a component of income from financial services in the consolidated statements of (loss) income.

Note 9. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of June 30, 2025, the Company had an accrual of $330.0 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposures to product liability claims and are included as a component of prepaid expenses and other in the consolidated balance sheets. As of June 30, 2025, the Company recorded $176.4 million for probable insurance recoveries related to product liability accruals.
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
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	June 30, 2025			December 31, 2024
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$142.0	$2.7	$(1.8)	$193.7	$5.9	$(6.8)
Interest rate contracts	400.0	0.4	—	400.0	1.0	—
Commodity contracts	44.9	0.8	(0.3)	62.5	—	(1.6)
Total	$586.9	$3.9	$(2.1)	$656.2	$6.9	$(8.4)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign currency contracts	Cost of sales	$(2.3)	$(1.0)	$(1.7)	$1.6
Interest rate contracts	Interest expense	0.4	0.1	0.9	(0.9)
Commodity contracts	Cost of sales	0.1	0.8	(2.5)	4.4
Total		$(1.8)	$(0.1)	$(3.3)	$5.1

		Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign currency contracts	Cost of sales	$3.9	$(5.5)	$8.9	$(4.2)
Interest rate contracts	Interest expense	1.5	0.1	3.0	3.0
Commodity contracts	Cost of sales	(0.4)	(2.0)	(1.1)	(1.2)
Total		$5.0	$(7.4)	$10.8	$(2.4)
The unrealized gains or losses, after tax, are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in the consolidated statements of (loss) income and were not material for the periods presented.
The net amount of the existing gains or losses as of June 30, 2025 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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

The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. Reportable segment sales and significant reportable segment expense categories and amounts included in the Company’s measure of segment profit or loss, gross profit, were as follows (in millions):

	For the Three Months Ended June 30, 2025
	Off Road	On Road	Marine	Total
Sales	$1,408.4	$289.0	$155.3	$1,852.7
Purchased materials, logistics and labor	1,056.7	215.0	123.3	1,395.0
Depreciation and amortization	42.4	9.1	2.2	53.7
Warranty	21.1	8.9	3.2	33.2
Reportable segment gross profit	$288.2	$56.0	$26.6	$370.8
Corporate costs and other				(11.6)
Total gross profit				$359.2

	For the Three Months Ended June 30, 2024
	Off Road	On Road	Marine	Total
Sales	$1,533.8	$293.3	$134.1	$1,961.2
Purchased materials, logistics and labor	1,136.5	215.3	102.2	1,454.0
Depreciation and amortization	40.6	8.2	1.9	50.7
Warranty	34.5	8.7	2.9	46.1
Reportable segment gross profit	$322.2	$61.1	$27.1	$410.4
Corporate costs and other				13.6
Total gross profit				$424.0

	For the Six Months Ended June 30, 2025
	Off Road	On Road	Marine	Total
Sales	$2,607.0	$510.8	$270.7	$3,388.5
Purchased materials, logistics and labor	1,997.5	387.7	219.9	2,605.1
Depreciation and amortization	86.6	17.5	4.4	108.5
Warranty	43.3	13.9	5.5	62.7
Reportable segment gross profit	$479.6	$91.7	$40.9	$612.2
Corporate costs and other				(8.0)
Total gross profit				$604.2

	For the Six Months Ended June 30, 2024
	Off Road	On Road	Marine	Total
Sales	$2,869.5	$570.5	$257.6	$3,697.6
Purchased materials, logistics and labor	2,170.5	419.0	202.5	2,792.0
Depreciation and amortization	77.2	14.7	3.8	95.7
Warranty	66.6	15.3	5.0	86.9
Reportable segment gross profit	$555.2	$121.5	$46.3	$723.0
Corporate costs and other				31.3
Total gross profit				$754.3

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three and six-month periods ended June 30, 2025 compared to the three and six-month periods ended June 30, 2024. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the second quarter of 2025 to the second quarter of 2024 and all “year-to-date” comparisons are from the six-month period ended June 30, 2025 to the six-month period ended June 30, 2024. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Second quarter sales totaled $1,852.7 million, a decrease of six percent from last year’s second quarter sales of $1,961.2 million. The decrease in sales for the quarter was primarily due to decreased shipments, product mix, and lower net pricing driven by higher promotional costs.
Our gross profit of $359.2 million decreased 15 percent from $424.0 million in the comparable prior year second quarter. Gross profit, as a percentage of sales, decreased primarily due to unfavorable product mix and lower net pricing driven by higher promotional costs, partially offset by favorable operational costs.
Net loss attributable to Polaris was $79.3 million, or $1.39 net loss per diluted share, compared to 2024 second quarter net income attributable to Polaris of $68.7 million, or $1.21 per diluted share. The decrease for the quarter was primarily the result of impairment charges associated with goodwill in our On Road segment and a strategic investment, unfavorable product mix and decreased shipments, partially offset by favorable operating costs. We reported second quarter adjusted EBITDA of $119.0 million, compared to 2024 second quarter adjusted EBITDA of $198.1 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net (loss) income to adjusted EBITDA, see “Non-GAAP Financial Measures”.
Global Economic Conditions
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. Impacted countries have and may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. Furthermore, the tariff policy environment is rapidly evolving and there is no guarantee that additional or increased tariffs will not be imposed.
We currently procure components from countries subject to such tariffs, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the current and proposed tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. Incremental tariffs and changed trade policies did not have a significant impact on our financial results for the three and six months ended June 30, 2025, but could adversely impact our results in the future. While we are implementing measures to mitigate these potential impacts, our preliminary analysis indicates the announced tariffs and these other factors may have a material negative effect on our profitability for the remainder of fiscal 2025. However, we are continuing to evaluate these factors and their potential effects.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
($ in millions except percentages and share data)	2025	2024	Change 2025 vs. 2024	2025	2024	Change 2025 vs. 2024
Sales	$1,852.7	$1,961.2	(6)%	$3,388.5	$3,697.6	(8)%
Cost of sales	$1,493.5	$1,537.2	(3)%	$2,784.3	$2,943.3	(5)%
Gross profit	$359.2	$424.0	(15)%	$604.2	$754.3	(20)%
Percentage of sales	19.4%	21.6%	-223 bps	17.8%	20.4%	-257 bps
Operating expenses:
Selling and marketing	$124.6	$132.6	(6)%	$242.2	$259.0	(6)%
Research and development	90.3	86.8	4%	173.2	174.6	(1)%
General and administrative	127.4	110.4	15%	230.1	209.4	10%
Goodwill impairment	52.6	—	NM	52.6	—	NM
Total operating expenses	$394.9	$329.8	20%	$698.1	$643.0	9%
Percentage of sales	21.3%	16.8%	+450 bps	20.6%	17.4%	+321 bps
Income from financial services	$22.8	$25.5	(11)%	$44.9	$47.4	(5)%
Operating (loss) income	$(12.9)	$119.7	NM	$(49.0)	$158.7	NM

Non-operating expense:
Interest expense	$33.2	$34.6	(4)%	$67.3	$66.5	1%
Other expense (income), net	$46.5	$(0.8)	NM	$47.4	$(1.4)	NM
(Loss) income before income taxes	$(92.6)	$85.9	NM	$(163.7)	$93.6	NM
(Benefit) provision for income taxes	$(13.5)	$17.0	NM	$(17.9)	$20.8	NM
Effective income tax rate	14.6%	19.9%	-529 bps	10.9%	22.3%	NM

Net (loss) income	$(79.1)	$68.9	NM	$(145.8)	$72.8	NM
Net income attributable to noncontrolling interest	(0.2)	(0.2)	—%	(0.3)	(0.3)	—%
Net (loss) income attributable to Polaris Inc.	$(79.3)	$68.7	NM	$(146.1)	$72.5	NM
Percentage of sales	(4.3)%	3.5%	-779 bps	(4.3)%	2.0%	-627 bps

Adjusted EBITDA	$119.0	$198.1	(40)%	$171.7	$308.1	(44)%
Adjusted EBITDA Margin	6.4%	10.1%	-366 bps	5.1%	8.3%	-326 bps

Diluted net (loss) income per share attributable to Polaris Inc. shareholders	$(1.39)	$1.21	NM	$(2.57)	$1.27	NM
Weighted average diluted shares outstanding	57.0	56.9	0%	56.9	57.0	0%
NM = not meaningful

Sales:
The decrease in sales for the quarter and year-to-date periods was primarily due to decreased shipments, product mix and lower net pricing driven by higher promotional costs.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Volume	(4)%	(7)%
Product mix and price	(2)	(1)
Currency	—	—
	(6)%	(8)%
The volume decrease for the quarter and year-to-date periods was primarily due to decreased ORV shipments. Product mix and price for the quarter and year-to-date periods were unfavorable due to a lower sales mix of ORVs and lower net pricing driven by higher promotional costs.
Sales by geographic region were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2025	Percent of Total Sales	2024	Percent of Total Sales	Percent Change 2025 vs. 2024	2025	Percent of Total Sales	2024	Percent of Total Sales	Percent Change 2025 vs. 2024
United States	$1,477.9	79%	$1,560.7	80%	(5)%	$2,670.6	79%	$2,903.5	79%	(8)%
Canada	105.7	6%	116.4	6%	(9)%	203.3	6%	217.8	6%	(7)%
Other countries	269.1	15%	284.1	14%	(5)%	514.6	15%	576.3	15%	(11)%
Total sales	$1,852.7	100%	$1,961.2	100%	(6)%	$3,388.5	100%	$3,697.6	100%	(8)%

Sales in the United States decreased during the quarter and year-to date periods primarily as a result of decreased ORV shipments, partially offset by increased pontoon shipments.
Sales in Canada decreased during the quarter and year-to-date periods primarily as a result of decreased ORV and motorcycle shipments, partially offset by higher snowmobile shipments. Currency rate movements had an unfavorable impact of one percentage point on quarter sales and an unfavorable impact of three percentage points on year-to-date sales.
Sales in other countries decreased during the quarter primarily as a result of reduced On Road and ORV shipments. Sales in other countries decreased during the year-to-date period primarily as a result of reduced ORV and On Road shipments, primarily in Europe. Currency rate movements had a favorable impact of one percentage point on quarter sales and an unfavorable impact of one percentage point on year-to-date sales.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2025	Percent of Total Cost of Sales	2024	Percent of Total Cost of Sales	Percent Change 2025 vs. 2024	2025	Percent of Total Cost of Sales	2024	Percent of Total Cost of Sales	Percent Change 2025 vs. 2024
Purchased materials and logistics	$1,241.4	83%	$1,259.6	82%	(1)%	$2,308.0	83%	$2,411.8	82%	(4)%
Labor costs	163.4	11%	178.7	12%	(9)%	301.3	11%	343.5	12%	(12)%
Depreciation and amortization	55.5	4%	52.8	3%	5%	112.3	4%	101.1	3%	11%
Warranty	33.2	2%	46.1	3%	(28)%	62.7	2%	86.9	3%	(28)%
Total cost of sales	$1,493.5	100%	$1,537.2	100%	(3)%	$2,784.3	100%	$2,943.3	100%	(5)%
Percentage of sales	80.6%		78.4%	+223 bps		82.2%		79.6%	+257 bps
Cost of sales decreased during the quarter and year-to-date periods primarily as a result of reduced sales volumes driving lower purchased materials and decreased labor costs, as well as reduced warranty expense.
 Gross Profit:
Gross profit for the quarter and year-to-date periods, as a percentage of sales, decreased primarily due to unfavorable product mix, lower net pricing driven by higher promotional costs and increased incentive compensation costs, partially offset by favorable operational costs and lower warranty expense.
Operating Expenses:
Operating expenses, in absolute dollars, increased for the quarter and year-to-date periods primarily due to the impairment of goodwill associated with the Company’s On Road segment and higher general and administrative expenses, partially offset by reduced selling and marketing expenses. Operating expenses, as a percentage of sales, increased for the quarter and year-to-date periods primarily due to the impairment of goodwill associated with the Company’s On Road segment and decreased leverage of fixed costs as a result of reduced sales volumes.
Income from Financial Services:
Income from financial services decreased for the quarter and year-to-date periods, primarily as a result of lower wholesale financing income from Polaris Acceptance due to reduced interest rates.
Interest Expense:
Interest expense decreased for the quarter as a result lower debt levels, and increased for the year-to-date period primarily due to higher average debt levels for the six months ended June 30, 2025 compared to the comparable period in 2024.
Other expense (income), net:
The increase in other expense (income) for the quarter and year-to-date periods was primarily attributable to an impairment charge related to a strategic investment held by the Company. Other expense (income) is also the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
(Benefit) provision for income taxes:
The income tax benefit was $13.5 million or 14.6% of the loss before income taxes, compared to income tax expense of $17.0 million or 19.9% of income before income tax expense for the second quarter of 2024. The tax provision benefit for the quarter was primarily due to the pretax loss generated, partially offset by unfavorable adjustments related to non-deductible impairment charges.
The income tax benefit was $17.9 million or 10.9% of the loss before income taxes, compared to income tax expense of $20.8 million or 22.3% of income before income tax expense for the six months ended June 30, 2024. The tax provision benefit for the year-to-date period was primarily due to the pretax loss generated, partially offset by unfavorable adjustments related to non-deductible impairment charges and share-based compensation.

Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the quarter primarily due to unfavorable product mix, increased incentive compensation costs and reduced shipments, partially offset by favorable operating costs. Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the year-to-date period primarily due to unfavorable product mix, reduced shipments, increased incentive compensation costs and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding increased for the quarter, primarily due to reduced share repurchases over the time period within and between the comparable quarterly periods, partially offset by a reduction in the dilutive effect of share-based equity awards. Weighted average diluted share outstanding decreased for the year-to-date period, primarily due to share repurchases over the time period within and between the comparable year-to-date periods and a reduction in the dilutive effect of share-based equity awards.
Cash Dividends:
We paid a regular cash dividend of $0.67 per common share on June 16, 2025 to holders of record at the close of business on June 2, 2025. We paid aggregate cash dividends of $1.34 per common share for the six months ended June 30, 2025.

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
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024
Off Road	$1,408.4	76%	$1,533.8	78%	(8)%	$2,607.0	77%	$2,869.5	78%	(9)%
On Road	289.0	16%	293.3	15%	(1)%	510.8	15%	570.5	15%	(10)%
Marine	155.3	8%	134.1	7%	16%	270.7	8%	257.6	7%	5%
Total sales	$1,852.7	100%	$1,961.2	100%	(6)%	$3,388.5	100%	$3,697.6	100%	(8)%

	Three months ended June 30,					Six months ended June 30,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024
Off Road	$288.2	20.5%	$322.2	21.0%	(11)%	$479.6	18.4%	$555.2	19.4%	(14)%
On Road	56.0	19.4%	61.1	20.8%	(8)%	91.7	18.0%	121.5	21.3%	(25)%
Marine	26.6	17.1%	27.1	20.3%	(2)%	40.9	15.1%	46.3	18.0%	(12)%
Corporate	(11.6)		13.6			(8.0)		31.3
Total gross profit	$359.2		$424.0		(15)%	$604.2		$754.3		(20)%
Percentage of sales	19.4%		21.6%	-223 bps		17.8%		20.4%	-257 bps
Off Road:
Off Road sales, inclusive of PG&A sales, decreased for the quarter and year-to-date periods, primarily due to decreased ORV shipments. The average per unit sales price for the Off Road segment decreased approximately seven percent for both the quarter and year-to-date periods primarily due to lower net pricing driven by higher promotional costs and product mix.
Sales to customers outside of North America decreased six percent for the quarter and year-to-date periods primarily as a result of lower ORV shipments.
Gross profit, as a percentage of sales, decreased during the quarter and year-to-date periods primarily due to unfavorable product mix and lower net pricing driven by higher promotional costs, partially offset favorable operating costs and lower warranty expense.
Additional information on our end markets for the quarter:
•Polaris North America utility unit retail sales up low-single digits percent
•Polaris North America recreation unit retail sales down mid-single digits percent
•Total Polaris North America ORV unit retail sales up low-single digits percent
•Estimated North America industry ORV unit retail sales down low-single digits percent
•Total Polaris North America ORV dealer inventories down 18 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased for the quarter and year-to-date periods, primarily due to decreased shipments in Europe. The average per unit sales price for the On Road segment increased approximately seven percent and two percent for the quarter and year-to-date periods, respectively, primarily due to product mix and higher net pricing.
Sales to customers outside of North America decreased five percent and 16 percent for the quarter and year-to-date periods, respectively, primarily as a result of reduced shipments in Europe.
Gross profit, as a percentage of sales, decreased for the quarter primarily due to unfavorable product mix, partially offset by higher net pricing. Gross profit, as a percentage of sales, decreased for the year-to-date period primarily due to unfavorable product mix, partially offset by favorable operating costs.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales up low-double digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down low-teens percent
•Polaris North America motorcycle dealer inventories up eight percent
Marine:
Marine sales increased during the quarter and year-to-date periods, primarily due to increased shipments. The average per unit sales price for the Marine segment decreased approximately one percent for the quarter, primarily due to product mix. The average per unit sales price for the Marine segment was flat for the year-to-date period.

Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to unfavorable product mix and higher operational costs.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down low-double digits percent
•Estimated U.S. industry pontoon unit retail sales down mid-teens percent
•Polaris U.S deck boat unit retail sales down mid-twenties percent
•Estimated U.S. industry deck boat unit retail sales down low-twenties percent

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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net (loss) income, excluding interest expense, income tax expense, depreciation and amortization, and certain other non-cash, non-recurring, or non-operating items impacting net (loss) income from time to time. For example, costs associated with certain corporate restructuring activities, such as acquisitions and divestitures, are included as non-GAAP adjustments. We use the non-GAAP financial measure of Adjusted EBITDA Margin, which is defined as Adjusted EBITDA divided by adjusted net sales. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin.
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
Adjusted EBITDA has limitations and should not be considered in isolation from, as a substitute for, or more meaningful than, net (loss) income as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items.

The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Sales	$1,852.7	$1,961.2	$3,388.5	$3,697.6
Product wind downs (1)	(4.8)	—	(4.3)	—
Adjusted sales	$1,847.9	$1,961.2	$3,384.2	$3,697.6

Net (loss) income	$(79.1)	$68.9	$(145.8)	$72.8
(Benefit) provision for income taxes	(13.5)	17.0	(17.9)	20.8
Interest expense	33.2	34.6	67.3	66.5
Depreciation	66.9	64.1	134.3	122.5
Intangible amortization (2)	6.0	5.4	12.0	9.9
Acquisition-related costs (3)	—	0.4	—	0.7
Restructuring (4)	1.5	5.6	5.5	11.0
Product wind downs (1)	0.4	—	9.3	—
Class action litigation expenses (5)	1.6	2.1	5.0	3.9
Goodwill impairment (6)	52.6	—	52.6	—
Investment impairment (7)	49.4	—	49.4	—
Adjusted EBITDA	$119.0	$198.1	$171.7	$308.1
Adjusted EBITDA Margin	6.4%	10.1%	5.1%	8.3%
(1) Represents adjustments related to product wind downs, including the FTR product line within the Company’s On Road segment and the Timbersled product line within the Company’s Off Road segment
(2) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(3) Represents adjustments for integration and acquisition-related expenses
(4) Represents adjustments for corporate restructuring
(5) Represents adjustments for certain class action litigation-related expenses
(6) Represents goodwill impairment charges associated with the Company’s On Road segment
(7) Represents impairment charges related to a strategic investment held by the Company

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

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Six months ended June 30,
	2025	2024	Change
Total cash provided by (used for):
Operating activities	$403.5	$40.9	$362.6
Investing activities	(59.7)	(165.8)	106.1
Financing activities	(328.9)	87.4	(416.3)
Operating Activities:
The increase in net cash from operating activities was primarily the result of reduced working capital in the six months ended June 30, 2025 compared to working capital additions in the prior year comparable period, partially offset by lower net income. Net loss was $145.8 million for the six months ended June 30, 2025, compared to net income of $72.8 million in the prior year comparable period.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities decreased primarily as a result of a reduction in property, equipment and tooling purchases, as well as strategic investments in the prior year comparable period that did not recur in 2025.
Financing Activities:
Net cash used for financing activities was $328.9 million for the six months ended June 30, 2025, compared to cash provided by financing activities of $87.4 million for the comparable period in 2024. This change was primarily the result of net repayments under debt arrangements in the six months ended June 30, 2025 compared to net borrowings under debt arrangements during the comparable period in 2024, as well as lower share repurchases. Net repayments totaled $253.5 million for the six months ended June 30, 2025, compared to $239.2 million of net borrowings for the comparable period in 2024.
Financing Arrangements:
We were party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we previously issued $350.0 million of unsecured senior notes. The unsecured senior notes were prepaid in full in June 2025 using proceeds of revolving loans under the Company’s unsecured credit facility.
We are also party to an unsecured credit facility, which includes a $1.4 billion variable interest rate Revolving Loan Facility that matures in December 2029, under which we have unsecured borrowings. As of June 30, 2025, there were borrowings of $400.0 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $487.5 million was outstanding as of June 30, 2025. We are required to make principal payments under the Term Loan Facility totaling $25 million over the next 12 months. We amended the credit facility (the “Credit Facility Amendment”) in June 2025 to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits us from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain of our subsidiaries may incur. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of June 30, 2025, we had $992.8 million of availability on the Revolving Loan Facility.
In July 2024, the Company amended the credit facility to provide for an incremental unsecured 364-day term loan in the amount of $400.0 million (the “Incremental Term Loan Facility”). At the time of issuance, the Incremental Term Loan Facility had a term ending in July 2025. The Credit Facility Amendment extended the maturity date of the Incremental Term Loan Facility to June 26, 2026. As with other borrowings under the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.

The agreements governing the facility contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The credit facility was amended in December 2024 and, as part of such amendment, the interest coverage ratio covenant definition was revised to be based on Adjusted EBITDA to interest expense. The Credit Facility Amendment modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026.
In November 2023, we issued $500 million aggregate principal amount of 6.95% Senior Notes pursuant to a public offering. We received approximately $492 million in net proceeds from the notes offering after deducting the underwriting discount and other fees and expenses. The notes bear interest at a rate of 6.95% per year, with interest payable semi-annually in arrears in March and September of each year. The notes mature in March 2029. The indenture governing the notes is subject to customary covenants and make-whole provisions upon early termination.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $43.2 million was outstanding as of June 30, 2025.
As of June 30, 2025, we were in compliance with all debt covenants and our debt to total capital ratio was 61 percent. Additionally, as of June 30, 2025, we had letters of credit outstanding of $41.4 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We did not repurchase shares of our common stock under our share repurchase program during the first six months of 2025. As of June 30, 2025, up to an additional $1,109.3 million of shares of our common stock remain available for repurchase under our share repurchase program.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of June 30, 2025, the potential aggregate repurchase obligations were approximately $357.6 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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

Note Regarding Forward-Looking Statements
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
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; freight and tariff costs (tariff relief or ability to mitigate tariffs, particularly in light of policies of the current presidential administration and retaliatory actions in response thereto); changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of our business; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment.
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

Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impacts sales, cost of sales and net (loss) income.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts sales, cost of sales and net (loss) income.
Other currencies: We operate in various countries, principally in Europe, Mexico and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in these foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts sales, cost of sales and net (loss) income.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of June 30, 2025:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$14.1	$0.64 to 1 AUD
Canadian Dollar	Long	92.6	$0.72 to 1 CAD
Mexican Peso	Short	35.3	20.0 Peso to $1
During the quarter and year-to-date periods ended June 30, 2025, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net (loss) income compared to 2024. We expect currencies to have a negative impact on full-year net income in 2025 compared to 2024.
The assets and liabilities in all of our international entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of our international entities are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheets that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net (loss) income.
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility, a $500.0 million Term Loan Facility and a $400.0 million Incremental Term Loan Facility. Interest accrues on the revolving loan, term loans and Incremental Term Loan Facility at variable rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of June 30, 2025, there was $400.0 million outstanding on the Revolving Loan Facility, $487.5 million outstanding on the Term Loan Facility and $400.0 million outstanding on the Incremental Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. We expect interest rates to have a positive impact on full-year net income in 2025 compared to 2024.
Borrowings pursuant to our public senior notes bear interest at fixed rates. We are subject to changes in the fair value of fixed-rate borrowings as a result of potential changes in prevailing interest rates. Changes in the fair value of fixed-rate borrowings have no impact on the amount of interest incurred, cash flows or our financial position.

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
As of the date hereof, we are party to certain class action and putative class action lawsuits brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On June 20, 2025, the state court in Albright entered an order setting a hearing for September 19, 2025 to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. On February 27, 2025, the federal district court vacated the pretrial deadlines and the May 5, 2025 trial date. The court will issue a new schedule and trial date upon its rulings on the pending summary judgment and class decertification motions.
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
Current and proposed tariffs on goods imported to the United States, or countermeasures imposed in response to such tariffs, will likely increase the cost of goods for our products and may reduce our ability to sell our products globally, which may adversely affect our operating results and financial condition. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. We currently procure components from countries subject to such tariffs, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the current and proposed tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. The tariff policy environment is rapidly evolving, however, and it is impossible to predict with any certainty the effects that these and any new tariffs may ultimately have on our industry or our financial condition. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. While we are implementing measures to mitigate these potential impacts, our preliminary analysis indicates the current and proposed tariffs and these other factors may have a material negative effect on our profitability for the remainder of fiscal 2025. However, we are continuing to evaluate these factors and their potential effects.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the second quarter of the fiscal year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1 — 30, 2025	—	$—	—	$1,109,330,034
May 1 — 31, 2025	—	$—	—	$1,109,330,034
June 1 — 30, 2025	—	$—	—	$1,109,330,034
Total	—	$—	—
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of June 30, 2025, the Company was authorized to repurchase up to an additional $1,109.3 million of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

10.a	Amendment No. 9 dated as of June 27, 2025 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among Polaris Inc., certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2025.

10.b	Third Amended and Restated Joint Venture Agreement dated as of July 1, 2024, by and between Polaris Inc. and Wells Fargo Commercial Distribution Finance, LLC.

10.c	Fourth Amended and Restated Partnership Agreement dated July 1, 2024, between Polaris Acceptance Inc. and CDF Joint Ventures, LLC.*

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on July 29, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of (Loss) Income for the three and six-month periods ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six-month periods ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Equity for the three and six-month periods ended June 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2025 formatted in iXBRL.
*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	July 29, 2025	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2025	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)