Form 10-Q
period 2025-09-30
Polaris Inc.
filed 2025-10-28
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 21, 2025, 56,248,333 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2025

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$335.5	$287.8
Trade receivables, net	230.3	192.3
Inventories, net	1,697.3	1,741.5
Prepaid expenses and other	311.1	395.7
Income taxes receivable	29.0	15.1
Total current assets	2,603.2	2,632.4
Property and equipment, net	1,081.6	1,186.7
Investment in finance affiliate	127.6	136.7
Deferred tax assets	423.7	384.6
Goodwill and other intangible assets, net	874.7	936.2
Operating lease assets	118.8	127.2
Other long-term assets	75.8	121.4
Total assets	$5,305.4	$5,525.2
Liabilities and Equity
Current liabilities:
Current financing obligations	$434.8	$434.3
Accounts payable	808.8	562.8
Accrued expenses	1,266.0	1,259.7
Other current liabilities	37.9	36.4
Total current liabilities	2,547.5	2,293.2
Long-term financing obligations	1,299.8	1,638.1
Other long-term liabilities	297.7	293.4
Total liabilities	$4,145.0	$4,224.7
Deferred compensation	$6.5	$6.4
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.2 and 56.1 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,316.9	1,265.9
(Accumulated deficit) retained earnings	(127.3)	148.9
Accumulated other comprehensive loss, net	(40.7)	(125.5)
Total shareholders’ equity	1,149.5	1,289.9
Noncontrolling interest	4.4	4.2
Total equity	1,153.9	1,294.1
Total liabilities and equity	$5,305.4	$5,525.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$1,841.6	$1,722.4	$5,230.1	$5,420.0
Cost of sales	1,461.3	1,367.8	4,245.6	4,311.1
Gross profit	380.3	354.6	984.5	1,108.9
Operating expenses:
Selling and marketing	126.7	127.6	368.9	386.6
Research and development	92.8	84.1	266.0	258.7
General and administrative	117.8	100.9	347.9	310.3
Long-lived asset impairment	42.3	—	42.3	—
Goodwill impairment	—	—	52.6	—
Total operating expenses	379.6	312.6	1,077.7	955.6
Income from financial services	19.7	24.1	64.6	71.5
Operating income (loss)	20.4	66.1	(28.6)	224.8
Non-operating expense:
Interest expense	33.1	36.2	100.4	102.7
Other (income) expense, net	(0.6)	(5.1)	46.8	(6.5)
(Loss) income before income taxes	(12.1)	35.0	(175.8)	128.6
Provision (benefit) for income taxes	3.6	7.4	(14.3)	28.2
Net (loss) income	(15.7)	27.6	(161.5)	100.4
Net (income) loss attributable to noncontrolling interest	(0.1)	0.1	(0.4)	(0.2)
Net (loss) income attributable to Polaris Inc.	$(15.8)	$27.7	$(161.9)	$100.2
Net (loss) income per share attributable to Polaris Inc. common shareholders:
Basic	$(0.28)	$0.49	$(2.84)	$1.77
Diluted	$(0.28)	$0.49	$(2.84)	$1.76
Weighted average shares outstanding:
Basic	56.9	56.2	56.9	56.6
Diluted	56.9	56.5	56.9	56.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(15.7)	$27.6	$(161.5)	$100.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.4	13.0	79.3	(14.9)
Unrealized gain (loss) on derivative instruments	0.7	(11.0)	5.8	(13.4)
Retirement plan and other activity	(0.1)	(0.2)	(0.3)	(0.5)
Comprehensive (loss) income	(12.7)	29.4	(76.7)	71.6
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.1	(0.4)	(0.2)
Comprehensive (loss) income attributable to Polaris Inc.	$(12.8)	$29.5	$(77.1)	$71.4
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2025	56.2	$0.6	$1,299.9	$(71.7)	$(43.7)	$4.3	$1,189.4
Employee stock compensation	—	—	16.3	—	—	—	16.3
Deferred compensation	—	—	(0.1)	(1.9)	—	—	(2.0)
Proceeds from stock issuances under employee plans	—	—	0.8	—	—	—	0.8
Cash dividends paid (1)	—	—	—	(37.9)	—	—	(37.9)
Net (loss) income	—	—	—	(15.8)	—	0.1	(15.7)
Other comprehensive income	—	—	—	—	3.0	—	3.0
Balance, September 30, 2025	56.2	$0.6	$1,316.9	$(127.3)	$(40.7)	$4.4	$1,153.9

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2024	55.7	$0.6	$1,243.0	$182.6	$(88.1)	$4.7	$1,342.8
Employee stock compensation	—	—	10.0	—	—	—	10.0
Deferred compensation	—	—	0.4	(0.7)	—	—	(0.3)
Proceeds from stock issuances under employee plans	0.1	—	0.8	—	—	—	0.8
Cash dividends paid (1)	—	—	—	(36.6)	—	—	(36.6)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Net income (loss)	—	—	—	27.7	—	(0.1)	27.6
Other comprehensive income	—	—	—	—	1.8	—	1.8
Balance, September 30, 2024	55.8	$0.6	$1,254.2	$173.0	$(86.3)	$4.0	$1,345.5
(1) Polaris Inc. declared and paid a dividend of $0.67 per share for the three-month period ended September 30, 2025 and a dividend of $0.66 per share for the three-month period ended September 30, 2024.

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
Employee stock compensation	0.2	—	49.1	—	—	—	49.1
Deferred compensation	—	—	—	(0.1)	—	—	(0.1)
Proceeds from stock issuances under employee plans	—	—	3.1	—	—	—	3.1
Cash dividends paid (2)	—	—	—	(113.0)	—	—	(113.0)
Repurchase and retirement of common shares	(0.1)	—	(1.2)	(1.2)	—	—	(2.4)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.2)	(0.2)
Net (loss) income	—	—	—	(161.9)	—	0.4	(161.5)
Other comprehensive income	—	—	—	—	84.8	—	84.8
Balance, September 30, 2025	56.2	$0.6	$1,316.9	$(127.3)	$(40.7)	$4.4	$1,153.9

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.2	—	38.4	—	—	—	38.4
Deferred compensation	—	—	(0.4)	1.3	—	—	0.9
Proceeds from stock issuances under employee plans	0.1	—	5.4	—	—	—	5.4
Cash dividends paid (2)	—	—	—	(110.7)	—	—	(110.7)
Repurchase and retirement of common shares	(1.0)	—	(21.0)	(61.3)	—	—	(82.3)
Addition of noncontrolling interest	—	—	—	—	—	2.0	2.0
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	100.2	—	0.2	100.4
Other comprehensive loss	—	—	—	—	(28.8)	—	(28.8)
Balance, September 30, 2024	55.8	$0.6	$1,254.2	$173.0	$(86.3)	$4.0	$1,345.5

(2) Polaris Inc. declared and paid aggregate dividends of $2.01 per share for the nine-month period ended September 30, 2025 and aggregate dividends of $1.98 per share for the nine-month period ended September 30, 2024.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Operating Activities:
Net (loss) income	$(161.5)	$100.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	218.9	206.8
Noncash compensation	49.1	38.4
Noncash income from financial services	(32.3)	(41.4)
Deferred income taxes	(37.7)	(34.5)
Impairment charges	144.3	—
Other, net	(0.7)	(1.2)
Changes in operating assets and liabilities:
Trade receivables	(25.6)	81.2
Inventories	77.1	(191.3)
Accounts payable	236.7	(10.4)
Accrued expenses	(0.1)	(51.2)
Income taxes payable/receivable	(6.6)	(48.9)
Prepaid expenses and other, net	100.7	14.0
Net cash provided by operating activities	562.3	61.9
Investing Activities:
Purchase of property and equipment, net	(118.2)	(192.7)
Distributions from (investment in) finance affiliate, net	41.4	42.4
Investments in other affiliates	—	(5.2)
Acquisition of developed technology assets	—	(62.7)
Net cash used for investing activities	(76.8)	(218.2)
Financing Activities:
Borrowings under financing obligations	1,835.8	2,844.3
Repayments under financing obligations	(2,182.5)	(2,573.3)
Repurchase and retirement of common shares	(2.4)	(82.3)
Cash dividends to shareholders	(113.0)	(110.7)
Cash dividend to noncontrolling interest	(0.2)	(0.6)
Proceeds from stock issuances under employee plans	3.1	5.4
Net cash (used for) provided by financing activities	(459.2)	82.8
Impact of currency exchange rates on cash balances	22.2	(3.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	48.5	(76.5)
Cash, cash equivalents and restricted cash at beginning of period	303.0	382.9
Cash, cash equivalents and restricted cash at end of period	$351.5	$306.4
Supplemental Cash Flow Information:
Interest paid on financing obligations	$103.8	$111.9
Income taxes paid	$32.2	$106.4
Leased assets obtained for operating lease liabilities	$10.8	$10.8
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$335.5	$291.3
Other long-term assets	16.0	15.1
Total	$351.5	$306.4
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	September 30, 2025	December 31, 2024
Assets
Non-qualified deferred compensation assets	Level 1	$53.1	$50.1
Foreign exchange contracts, net	Level 2	$2.1	$—
Interest rate contracts, net	Level 2	$—	$1.0
Commodity contracts, net	Level 2	$0.3	$—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(53.1)	$(50.1)
Foreign exchange contracts, net	Level 2	$—	$(0.9)
Commodity contracts, net	Level 2	$—	$(1.6)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s financing obligations was approximately $1,765.5 million and $2,103.5 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $1,734.6 million and $2,072.4 million as of September 30, 2025 and December 31, 2024, respectively.
Investment in other affiliates. The Company has certain strategic investments in nonmarketable securities of other companies. The Company evaluates investments in nonmarketable securities for impairment utilizing level 3 fair value inputs. During the nine months ended September 30, 2025, the Company recorded a $49.4 million impairment associated with one such investment as a result of a bona fide investment offer. The impairment was recorded within other (income) expense, net in the consolidated statements of (loss) income.
Property and equipment. The Company recorded $66.7 million and $68.4 million of depreciation expense for the three months ended September 30, 2025 and 2024, respectively, and $201.0 million and $190.9 million for the nine months ended September 30, 2025 and 2024, respectively. A majority of the Company’s property and equipment is located in North America.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As of September 30, 2025, the Company determined the carrying amount of certain property and equipment assets in the Company’s On Road segment may not be recoverable as a result of a more likely than not expectation that such assets would be sold. As such, using the market approach, the Company determined the fair value of the assets to measure the amount of impairment to be recorded. The analysis resulted in an impairment charge of $42.3 million which was recorded during the three months ended September 30, 2025 and included in long-lived asset impairment in the consolidated statements of (loss) income.
Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$153.4	$174.1	$162.8	$181.1
Additions charged to expense	38.5	45.8	101.2	132.7
Warranty claims paid, net	(37.7)	(44.7)	(109.8)	(138.6)
Balance at end of period	$154.2	$175.2	$154.2	$175.2
New accounting pronouncements and income tax legislation.
Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through changes to disclosures around the effective tax rate reconciliation and income taxes paid information. While retrospective application is permitted, the amendments in ASU 2023-09 are to be applied prospectively. Early adoption is permitted. This standard will be applicable for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter. The Company has finalized its disclosure approach for ASU 2023-09 and will apply the standard prospectively. The adoption of ASU 2023-09 will not have a material impact on the Company’s consolidated financial statements, but will require additional income tax disclosures when adopted in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter.
Income Taxes. The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental (R&E) expenditures under new Section 174A of the Internal Revenue Code (the “IRC”), and modifications to the interest deduction limitations under Section 163(j) of the IRC. In addition, the OBBBA includes changes to international tax provisions, notably the treatment of Net CFC Tested Income (“NCTI”), formally known as Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Deduction-Eligible Income (“FDDEI”), formally known as Foreign-Derived Intangible Income (“FDII”). The revised NCTI regime eliminates the qualified business asset investment (“QBAI”) exemption, adopts a country-by-country calculation, and reduces deductions under Section 250 of the IRC, which may increase the Company’s effective tax rate on foreign earnings. The FDDEI deduction has also been adjusted, potentially affecting the tax benefits associated with the Company’s export-related income. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the third quarter of 2025 and is not expected to have a material impact in future periods.
Apart from the item discussed above and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	September 30, 2025	December 31, 2024
Inventories
Raw materials and purchased components	$674.7	$580.7
Service parts, garments and accessories	318.9	327.2
Finished goods	813.9	943.2
Less: reserves	(110.2)	(109.6)
Inventories, net	$1,697.3	$1,741.5
Property and equipment
Land, buildings and improvements	$715.5	$691.2
Equipment and tooling	1,847.3	1,779.2
	2,562.8	2,470.4
Less: accumulated depreciation	(1,481.2)	(1,283.7)
Property and equipment, net	$1,081.6	$1,186.7
Accrued expenses
Compensation	$225.4	$145.9
Warranties	154.2	162.8
Sales promotions and incentives	275.4	249.0
Dealer holdback	147.5	157.3
Other accrued expenses	463.5	544.7
Total accrued expenses	$1,266.0	$1,259.7
Other current liabilities
Current operating lease liabilities	$28.6	$28.8
Income taxes payable	9.3	7.6
Total other current liabilities	$37.9	$36.4
Other long-term liabilities
Long-term operating lease liabilities	$92.5	$99.7
Long-term income taxes payable	19.1	12.5
Deferred tax liabilities	6.5	6.1
Other long-term liabilities	179.6	175.1
Total other long-term liabilities	$297.7	$293.4

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
The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended September 30, 2025
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,051.7	$180.6	$103.3	$1,335.6
PG&A	458.0	47.9	0.1	506.0
Total revenue	$1,509.7	$228.5	$103.4	$1,841.6

Revenue by geography
United States	$1,294.7	$109.3	$99.6	$1,503.6
Canada	72.3	6.3	3.5	82.1
EMEA	87.4	101.3	0.1	188.8
APLA	55.3	11.6	0.2	67.1
Total revenue	$1,509.7	$228.5	$103.4	$1,841.6

	Three months ended September 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$1,025.2	$191.3	$85.8	$1,302.3
PG&A	374.8	45.2	0.1	420.1
Total revenue	$1,400.0	$236.5	$85.9	$1,722.4

Revenue by geography
United States	$1,154.8	$117.5	$83.8	$1,356.1
Canada	106.6	8.6	1.3	116.5
EMEA	78.1	97.1	—	175.2
APLA	60.5	13.3	0.8	74.6
Total revenue	$1,400.0	$236.5	$85.9	$1,722.4

	Nine months ended September 30, 2025
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$2,911.4	$581.3	$373.7	$3,866.4
PG&A	1,205.3	158.0	0.4	1,363.7
Total revenue	$4,116.7	$739.3	$374.1	$5,230.1

Revenue by geography
United States	$3,429.0	$379.4	$365.8	$4,174.2
Canada	256.7	21.9	6.8	285.4
EMEA	264.4	302.9	0.1	567.4
APLA	166.6	35.1	1.4	203.1
Total revenue	$4,116.7	$739.3	$374.1	$5,230.1

	Nine months ended September 30, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$3,136.6	$655.6	$343.2	$4,135.4
PG&A	1,132.9	151.4	0.3	1,284.6
Total revenue	$4,269.5	$807.0	$343.5	$5,420.0

Revenue by geography
United States	$3,532.0	$393.7	$333.9	$4,259.6
Canada	291.9	35.4	7.0	334.3
EMEA	256.8	340.5	0.3	597.6
APLA	188.8	37.4	2.3	228.5
Total revenue	$4,269.5	$807.0	$343.5	$5,420.0

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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$112.0	$107.6	$111.3	$110.3
New contracts sold	15.3	10.7	38.5	36.0
Revenue recognized on existing contracts	(13.6)	(10.2)	(36.1)	(38.2)
Balance at end of period	$113.7	$108.1	$113.7	$108.1
The Company expects to recognize approximately $36.4 million of the unearned amount over the 12 months following September 30, 2025, compared to $34.6 million as of September 30, 2024. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $77.3 million and $73.5 million as of September 30, 2025 and 2024, respectively.

Note 4. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Option awards	$2.2	$2.2	$9.3	$9.8
Other share-based awards	12.4	5.6	29.4	18.5
Total share-based compensation before tax	14.6	7.8	38.7	28.3
Tax benefit	3.5	1.9	9.4	6.9
Total share-based compensation expense included in net (loss) income	$11.1	$5.9	$29.3	$21.4
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of September 30, 2025, there was $54.2 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.3 years. Included in unrecognized share-based compensation expense was approximately $5.7 million related to stock options and $48.5 million for restricted stock.

Note 5. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of September 30, 2025	Maturity	September 30, 2025	December 31, 2024
Incremental term loan facility	6.26%	June 2026	$400.0	$400.0
Revolving loan facility	5.56%	December 2029	320.1	282.0
Term loan facility	6.26%	December 2029	481.3	500.0
Private senior notes	—	—	—	350.0
Public senior notes	6.95%	March 2029	500.0	500.0
Finance lease obligations	5.24%	Various through 2029	7.7	8.1
Notes payable and other	4.28%	Various through 2030	39.2	47.1
Unamortized debt issuance costs and discounts			(13.7)	(14.8)
Total financing obligations			$1,734.6	$2,072.4
Less: Current financing obligations			434.8	434.3
Total long-term financing obligations			$1,299.8	$1,638.1
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of (loss) income over the expected remaining terms of the related debt.
As of September 30, 2025, the Company had open letters of credit totaling $60.8 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement, which has been amended and supplemented, under which it has issued senior notes. In July 2018, the Company issued $350 million of unsecured senior notes due in full in July 2028. In December 2024, the Company entered into an amendment (the “NPA Amendment”) to the Master Note Purchase Agreement. The NPA Amendment amended the Note Purchase Agreement to revise the leverage ratio covenant from a gross leverage ratio to a net leverage ratio, revise the interest coverage ratio covenant definition to be based on Adjusted EBITDA to interest expense, and increase the applicable interest rate by 0.50% per annum beginning in January 2025. All outstanding unsecured senior notes were prepaid in full in June 2025 using proceeds of revolving loans under the Company’s unsecured credit facility.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million. An amendment was also completed in December 2024 that reduced the Term Loan Facility to $500.0 million, of which $481.3 million was outstanding as of September 30, 2025, and extended the maturity date of the Term Loan Facility to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. The amendment, completed in December 2024, also increased the Revolving Loan Facility to $1.4 billion, of which $320.1 million was outstanding as of September 30, 2025, and extended the maturity date to December 2029. In June 2025, the Company further amended the credit facility (the “Credit Facility Amendment”) to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits the Company from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain subsidiaries of the Company may incur. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility.
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
The agreements governing the credit facility contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Credit Facility Amendment completed in June 2025 modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026. The Company was in compliance with all such covenants as of September 30, 2025.
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
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $36.8 million was outstanding as of September 30, 2025. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 6. Goodwill and Other Intangible Assets
In the second quarter of 2025, as a result of a continued decline in financial performance and prolonged deterioration of industry conditions, we determined it was more-likely-than-not that the fair value of the On Road reporting unit was less than its carrying value. As a result, the Company performed a quantitative goodwill impairment test of the On Road reporting unit in the second quarter of 2025.
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
As a result of this analysis, during the nine months ended September 30, 2025, the Company recorded an impairment charge of $52.6 million related to goodwill of the On Road reporting unit. Subsequent to the impairment charge, there is no remaining goodwill balance for the On Road reporting unit. The charge is included in goodwill impairment in the consolidated statements of (loss) income.
For the nine months ended September 30, 2025, there were no goodwill impairment charges recorded related to the Off Road or Marine reporting units. As of September 30, 2025, accumulated impairment losses totaled $52.6 million under the Company’s current reportable segment structure.

Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025	December 31, 2024
Goodwill	$348.6	$393.5
Other intangible assets, net	526.1	542.7
Total goodwill and other intangible assets, net	$874.7	$936.2
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2024	$116.2	$46.7	$230.6	$393.5
Goodwill impairment	—	(52.6)	—	(52.6)
Currency translation effect on foreign goodwill balances	1.8	5.9	—	7.7
Balance as of September 30, 2025	$118.0	$—	$230.6	$348.6

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Goodwill acquired and related adjustments	0.4	—	3.5	3.9
Currency translation effect on foreign goodwill balances	—	0.8	—	0.8
Balance as of September 30, 2024	$117.0	$51.5	$230.6	$399.1
The components of other intangible assets were as follows ($ in millions):

		September 30, 2025			December 31, 2024
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related	19	$341.2	$(128.0)	$213.2	$341.2	$(114.8)	$226.4
Amortizable - developed technology	10	62.7	(8.9)	53.8	62.7	(4.2)	58.5
Non-amortizable - brand/trade names		259.1	—	259.1	257.8	—	257.8
Total other intangible assets, net	18	$663.0	$(136.9)	$526.1	$661.7	$(119.0)	$542.7
Amortization expense for other intangible assets was $5.9 million and $6.0 million for the three months ended September 30, 2025 and 2024, respectively, and $17.9 million and $15.9 million for the nine months ended September 30, 2025 and 2024, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2025	2026	2027	2028	2029	2030
Estimated amortization expense	$6.0	$23.9	$23.9	$23.9	$23.9	$23.9
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 7. Shareholders’ Equity
Share repurchase program. The Company did not repurchase shares of its common stock under the share repurchase program during the nine months ended September 30, 2025. As of September 30, 2025, the Board of Directors has authorized the Company to repurchase up to an additional $1.1 billion of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash dividends declared and paid per common share	$0.67	$0.66	$2.01	$1.98
Net (loss) income per share. Basic net (loss) income per share was computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2024 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net (loss) income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan. As a result of the Company’s net loss during the three and nine months ended September 30, 2025, outstanding stock options and certain share-based awards were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. Reconciliations of these amounts are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average number of common shares outstanding	56.2	55.8	56.2	56.1
Director Plan and deferred stock units	0.4	0.2	0.3	0.3
ESOP	0.3	0.2	0.4	0.2
Common shares outstanding—basic	56.9	56.2	56.9	56.6
Dilutive effect of restricted stock units	—	0.2	—	0.2
Dilutive effect of stock option awards	—	0.1	—	0.1
Common and potential common shares outstanding—diluted	56.9	56.5	56.9	56.9
During the three and nine months ended September 30, 2025, the number of options that were not included in the computation of diluted net loss per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.9 million and 3.3 million, respectively, compared to 2.9 million and 2.7 million, respectively, for the comparable periods in 2024. As a result of the Company’s net loss during the three and nine months ended September 30, 2025, an additional 0.6 million and 0.3 million, respectively, of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(124.5)	$(3.8)	$2.8	$(125.5)
Reclassification to the statement of income	—	1.1	(0.3)	0.8
Change in fair value	79.3	4.7	—	84.0
Balance as of September 30, 2025	$(45.2)	$2.0	$2.5	$(40.7)
See Note 10 for the amount of gains and losses, net of tax, reclassified from accumulated other comprehensive loss into the consolidated statements of (loss) income for cash flow derivatives designated as hedging instruments.

Note 8. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, motorcycles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of September 30, 2025, the total amount of receivables due from Polaris Acceptance was $22.8 million.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of (loss) income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $127.6 million as of September 30, 2025 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of September 30, 2025, the outstanding amount of net receivables financed for dealers under this arrangement was $1,772.3 million.
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
Polaris Acceptance began financing substantially all of the Company’s United States sales of boats in the third quarter of 2024. This financing was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of September 30, 2025, the potential aggregate repurchase obligation with respect to products repossessed by Huntington was approximately $16.1 million.
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

Note 9. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of September 30, 2025, the Company had an accrual of $308.6 million for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposures to product liability claims and are included as a component of prepaid expenses and other in the consolidated balance sheets. As of September 30, 2025, the Company recorded $155.2 million for probable insurance recoveries related to product liability accruals.
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
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	September 30, 2025			December 31, 2024
	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities	Notional Value (in U.S. Dollars)	Fair Value — Assets	Fair Value — Liabilities
Foreign currency contracts	$167.8	$2.7	$(0.6)	$193.7	$5.9	$(6.8)
Interest rate contracts	400.0	—	—	400.0	1.0	—
Commodity contracts	17.2	0.4	(0.1)	62.5	—	(1.6)
Total	$585.0	$3.1	$(0.7)	$656.2	$6.9	$(8.4)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheet if the right of offset exists.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign currency contracts	Cost of sales	$1.8	$1.0	$0.1	$2.6
Interest rate contracts	Interest expense	0.5	(0.5)	1.4	(1.4)
Commodity contracts	Cost of sales	(0.1)	0.2	(2.6)	4.6
Total		$2.2	$0.7	$(1.1)	$5.8

		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Loss Recognized in OCI	Gain (Loss) Reclassified from AOCI into Income	Loss Recognized in OCI
Foreign currency contracts	Cost of sales	$(2.4)	$(3.1)	$6.5	$(7.3)
Interest rate contracts	Interest expense	1.5	(4.9)	4.5	(1.9)
Commodity contracts	Cost of sales	0.8	(3.0)	(0.3)	(4.2)
Total		$(0.1)	$(11.0)	$10.7	$(13.4)
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
The net amount of the existing gains or losses as of September 30, 2025 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

Note 11. Segment Reporting
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The Company primarily uses gross profit, a measure that is determined in accordance with U.S. GAAP, to evaluate segment profitability and make decisions about resource allocation. The Company’s CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided. The Company has three operating segments: 1) Off Road, 2) On Road, and 3) Marine, which are all reportable segments. The Company’s consolidated sales are derived entirely from the operations of its three reportable segments. The Corporate amounts include costs that are not allocated to segments, including certain manufacturing costs, the impacts of certain foreign currency transactions, and certain incentive compensation costs and related adjustments.
The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. Reportable segment sales and significant reportable segment expense categories and amounts included in the Company’s measure of segment profit or loss, gross profit, were as follows (in millions):

	For the Three Months Ended September 30, 2025
	Off Road	On Road	Marine	Total
Sales	$1,509.7	$228.5	$103.4	$1,841.6
Purchased materials, logistics and labor	1,101.5	176.4	87.0	1,364.9
Depreciation and amortization	42.4	8.7	2.3	53.4
Warranty	29.5	6.7	2.3	38.5
Reportable segment gross profit	$336.3	$36.7	$11.8	$384.8
Corporate costs and other				(4.5)
Total gross profit				$380.3

	For the Three Months Ended September 30, 2024
	Off Road	On Road	Marine	Total
Sales	$1,400.0	$236.5	$85.9	$1,722.4
Purchased materials, logistics and labor	1,023.2	177.9	71.6	1,272.7
Depreciation and amortization	45.2	8.7	2.1	56.0
Warranty	34.2	10.0	1.6	45.8
Reportable segment gross profit	$297.4	$39.9	$10.6	$347.9
Corporate costs and other				6.7
Total gross profit				$354.6

	For the Nine Months Ended September 30, 2025
	Off Road	On Road	Marine	Total
Sales	$4,116.7	$739.3	$374.1	$5,230.1
Purchased materials, logistics and labor	3,099.0	564.1	306.9	3,970.0
Depreciation and amortization	129.0	26.2	6.7	161.9
Warranty	72.8	20.6	7.8	101.2
Reportable segment gross profit	$815.9	$128.4	$52.7	$997.0
Corporate costs and other				(12.5)
Total gross profit				$984.5

	For the Nine Months Ended September 30, 2024
	Off Road	On Road	Marine	Total
Sales	$4,269.5	$807.0	$343.5	$5,420.0
Purchased materials, logistics and labor	3,193.7	596.9	274.1	4,064.7
Depreciation and amortization	122.4	23.4	5.9	151.7
Warranty	100.8	25.3	6.6	132.7
Reportable segment gross profit	$852.6	$161.4	$56.9	$1,070.9
Corporate costs and other				38.0
Total gross profit				$1,108.9

Note 12. Subsequent Events
On October 10, 2025, certain wholly owned subsidiaries of the Company entered into a definitive agreement to sell a majority stake in the Indian Motorcycle business. The close of the transaction is currently expected to occur in the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions. Under U.S. GAAP, the Indian Motorcycle business, which is included in the Company’s On Road segment, will be classified as held for sale beginning in the fourth quarter of 2025. Accordingly, the Company will be required to record the assets related to the Indian Motorcycle business at fair value, less an amount of estimated transaction costs. The Company currently expects estimated pre-tax charges of approximately $275 million to $325 million, or approximately $230 million to $280 million net of an expected tax benefit of approximately $45 million. These estimated charges are inclusive of long-lived asset impairment charges recorded during the three months ended September 30, 2025 as discussed in Note 1. The charges include future cash expenditures of approximately $100 million. These estimates may change in the future.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three and nine-month periods ended September 30, 2025 compared to the three and nine-month periods ended September 30, 2024. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; motorcycles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2025 to the third quarter of 2024 and all “year-to-date” comparisons are from the nine-month period ended September 30, 2025 to the nine-month period ended September 30, 2024. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Third quarter sales totaled $1,841.6 million, an increase of seven percent from last year’s third quarter sales of $1,722.4 million. The increase in sales for the quarter was primarily driven by product mix, partially offset by decreased shipments.
Our gross profit of $380.3 million increased seven percent from $354.6 million in the comparable prior year third quarter. Gross profit, as a percentage of sales, increased slightly primarily as a result of favorable operational costs, which were mostly offset by incremental tariff charges.
Net loss attributable to Polaris was $15.8 million, or $0.28 net loss per diluted share, compared to 2024 third quarter net income attributable to Polaris of $27.7 million, or $0.49 per diluted share. The decrease for the quarter was primarily the result of impairment charges related to certain property and equipment assets in our On Road segment, increased incentive compensation costs, and incremental tariff charges, partially offset by product mix and operating costs. We reported third quarter adjusted EBITDA of $140.4 million, compared to 2024 third quarter adjusted EBITDA of $159.1 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net (loss) income to adjusted EBITDA, see “Non-GAAP Financial Measures”.
Global Economic Conditions
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. Impacted countries have and may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. Although the validity of certain tariffs are being challenged in litigation pending before the Supreme Court of the United States, there can be no guarantee about the outcome of such proceedings. The tariff policy environment is rapidly evolving and there is no guarantee that additional or increased tariffs will not be imposed.
We currently procure components from countries subject to such tariffs, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the current tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. To mitigate the impact of tariffs on our supply chain and manufacturing, we continue to evaluate sourcing alternatives, negotiate with suppliers, and work to increase the percentage of shipments qualified under favorable trade agreements. Incremental tariffs and changed trade policies had a notable impact on our financial results for the three and nine months ended September 30, 2025, and could continue to adversely impact our results in the future. We will continue to evaluate the impact of tariffs on our operations and profitability.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages and share data)	2025	2024	Change 2025 vs. 2024	2025	2024	Change 2025 vs. 2024
Sales	$1,841.6	$1,722.4	7%	$5,230.1	$5,420.0	(4)%
Cost of sales	$1,461.3	$1,367.8	7%	$4,245.6	$4,311.1	(2)%
Gross profit	$380.3	$354.6	7%	$984.5	$1,108.9	(11)%
Percentage of sales	20.6%	20.6%	+6 bps	18.8%	20.5%	-164 bps
Operating expenses:
Selling and marketing	$126.7	$127.6	(1)%	$368.9	$386.6	(5)%
Research and development	92.8	84.1	10%	266.0	258.7	3%
General and administrative	117.8	100.9	17%	347.9	310.3	12%
Long-lived asset impairment	42.3	—	NM	42.3	—	NM
Goodwill impairment	—	—	NM	52.6	—	NM
Total operating expenses	$379.6	$312.6	21%	$1,077.7	$955.6	13%
Percentage of sales	20.6%	18.1%	+247 bps	20.6%	17.6%	+297 bps
Income from financial services	$19.7	$24.1	(18)%	$64.6	$71.5	(10)%
Operating income (loss)	$20.4	$66.1	(69)%	$(28.6)	$224.8	NM

Non-operating expense:
Interest expense	$33.1	$36.2	(9)%	$100.4	$102.7	(2)%
Other (income) expense, net	$(0.6)	$(5.1)	(88)%	$46.8	$(6.5)	NM
(Loss) income before income taxes	$(12.1)	$35.0	NM	$(175.8)	$128.6	NM
Provision (benefit) for income taxes	$3.6	$7.4	(51)%	$(14.3)	$28.2	NM
Effective income tax rate	(28.6)%	20.9%	NM	8.2%	21.9%	NM

Net (loss) income	$(15.7)	$27.6	NM	$(161.5)	$100.4	NM
Net (income) loss attributable to noncontrolling interest	(0.1)	0.1	NM	(0.4)	(0.2)	100%
Net (loss) income attributable to Polaris Inc.	$(15.8)	$27.7	NM	$(161.9)	$100.2	NM
Percentage of sales	(0.9)%	1.6%	-246 bps	(3.1)%	1.8%	-494 bps

Adjusted EBITDA	$140.4	$159.1	(12)%	$312.1	$467.2	(33)%
Adjusted EBITDA Margin	7.6%	9.2%	-160 bps	6.0%	8.6%	-264 bps

Diluted net (loss) income per share attributable to Polaris Inc. shareholders	$(0.28)	$0.49	NM	$(2.84)	$1.76	NM
Weighted average diluted shares outstanding	56.9	56.5	1%	56.9	56.9	—%
NM = not meaningful

Sales:
The increase in sales for the quarter was driven by product mix, partially offset by decreased shipments. The decrease in sales for the year-to-date period was primarily due to decreased shipments and lower net pricing driven by higher promotional costs, partially offset by product mix.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Volume	(6)%	(7)%
Product mix and price	12	3
Currency	1	—
	7%	(4)%
The volume decrease for the quarter and year-to-date periods was primarily due to decreased youth ORV and snowmobile shipments. Product mix and price were favorable for the quarter due to a higher sales mix of ORVs. Product mix and price were favorable for the year-to-date period due to a higher sales mix of ORVs, partially offset by lower net pricing driven by higher promotional costs.
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2025	Percent of Total Sales	2024	Percent of Total Sales	Percent Change 2025 vs. 2024	2025	Percent of Total Sales	2024	Percent of Total Sales	Percent Change 2025 vs. 2024
United States	$1,503.6	82%	$1,356.1	79%	11%	$4,174.2	80%	$4,259.6	79%	(2)%
Canada	82.1	4%	116.5	7%	(30)%	285.4	5%	334.3	6%	(15)%
Other countries	255.9	14%	249.8	14%	2%	770.5	15%	826.1	15%	(7)%
Total sales	$1,841.6	100%	$1,722.4	100%	7%	$5,230.1	100%	$5,420.0	100%	(4)%

Sales in the United States increased during the quarter primarily as a result of increased PG&A sales in all segments and favorable product mix. Sales in the United States decreased during the year-to-date period primarily as a result of decreased ORV shipments, partially offset by increased PG&A sales in all segments.
Sales in Canada decreased during the quarter primarily as a result of decreased snowmobile shipments, and decreased during the year-to-date period primarily as a result of decreases in both ORV and snowmobile shipments. Currency rate movements had an unfavorable impact of one percentage point on quarter sales and an unfavorable impact of two percentage points on year-to-date sales.
Sales in other countries increased during the quarter primarily as a result of increased PG&A sales. Sales in other countries decreased during the year-to-date period primarily as a result of reduced On Road and ORV shipments. Currency rate movements had a favorable impact of four percentage points on quarter sales and a neutral impact on year-to-date sales.

Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2025	Percent of Total Cost of Sales	2024	Percent of Total Cost of Sales	Percent Change 2025 vs. 2024	2025	Percent of Total Cost of Sales	2024	Percent of Total Cost of Sales	Percent Change 2025 vs. 2024
Purchased materials and logistics	$1,205.2	82%	$1,114.9	82%	8%	$3,513.2	83%	$3,526.7	82%	0%
Labor costs	162.0	11%	149.1	11%	9%	463.3	11%	492.6	11%	(6)%
Depreciation and amortization	55.6	4%	58.0	4%	(4)%	167.9	4%	159.1	4%	6%
Warranty	38.5	3%	45.8	3%	(16)%	101.2	2%	132.7	3%	(24)%
Total cost of sales	$1,461.3	100%	$1,367.8	100%	7%	$4,245.6	100%	$4,311.1	100%	(2)%
Percentage of sales	79.4%		79.4%	-6 bps		81.2%		79.5%	+164 bps
Cost of sales increased during the quarter due to higher materials and labor costs. Cost of sales decreased during the year-to-date period as a result of reduced sales volumes driving lower purchased materials and decreased labor costs, as well as reduced warranty expense.
 Gross Profit:
Gross profit for the quarter, as a percentage of sales, increased slightly primarily as a result of favorable operational costs, favorable product mix and lower warranty expense, partially offset by incremental tariff charges and increased incentive compensation costs. Gross profit for the year-to-date period, as a percentage of sales, decreased primarily as a result of incremental tariff charges, unfavorable product mix, lower net price driven by higher promotional costs and increased incentive compensation costs, partially offset by favorable operational costs.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, increased for the quarter primarily due to the impairment of certain property and equipment assets in our On Road segment and higher general and administrative expenses. Operating expenses, in absolute dollars and as a percentage of sales, increased for the year-to-date period primarily due to the impairments of goodwill and certain property and equipment assets associated with the Company’s On Road segment, as well as decreased leverage of fixed costs as a result of reduced sales volumes.
Income from Financial Services:
Income from financial services decreased for the quarter and year-to-date periods, primarily as a result of lower wholesale financing income from Polaris Acceptance due to reduced interest rates and dealer inventory levels.
Interest Expense:
Interest expense decreased for the quarter and year-to-date periods primarily as a result lower average debt levels.
Other (income) expense, net:
Other (income) expense is primarily the result of currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries. The fluctuation in other (income) expense for the year-to-date periods was primarily attributable to an impairment charge related to a strategic investment held by the Company.
(Benefit) provision for income taxes:
Income tax expense for the quarter was $3.6 million or 28.6% of the loss before income taxes, compared to income tax expense of $7.4 million or 20.9% of income before income tax expense for the third quarter of 2024. Income tax expense on the pre-tax loss for the quarter was primarily due to the application of the annual effective tax rate to quarter-to-date results before impairment charges, partially offset by the tax effect of discretely recorded impairment charges. The effective tax rate for the quarter is not indicative of the expected annual rate.
The income tax benefit for the year-to-date period was $14.3 million or 8.2% of the loss before income taxes, compared to income tax expense of $28.2 million or 21.9% of income before income tax expense for the nine months ended September 30, 2024. The tax provision benefit for the year-to-date period was primarily due to the pretax loss generated, partially offset by unfavorable adjustments related to non-deductible impairment charges and share-based compensation. The effective tax rate for the year-to-date period is not indicative of the expected annual rate.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the quarter primarily due to increased incentive compensation costs, incremental tariff charges and reduced shipments, partially offset by favorable product mix and operating costs. Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased during the year-to-date period primarily due to increased incentive compensation costs, reduced shipments, incremental tariff charges and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding increased for the quarter, primarily due to reduced share repurchases over the time period within and between the comparable quarterly periods, partially offset by a reduction in the dilutive effect of share-based equity awards as a result of the net loss incurred during the quarter. Weighted average diluted share outstanding were flat for the year-to-date period.
Cash Dividends:
We paid a regular cash dividend of $0.67 per common share on September 15, 2025 to holders of record at the close of business on September 2, 2025. We paid aggregate cash dividends of $2.01 per common share for the nine months ended September 30, 2025.

Segment Results of Operations
The summary that follows provides a discussion of the results of operations of each of our three reportable segments, Off Road, On Road, and Marine. Each of these segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit. The Corporate amounts include costs that are not allocated to segments, including certain manufacturing costs, the impacts from certain foreign currency transactions, and certain incentive compensation costs and related adjustments.
Our sales and gross profit by reporting segment, which includes the respective PG&A, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024
Off Road	$1,509.7	82%	$1,400.0	81%	8%	$4,116.7	79%	$4,269.5	79%	(4)%
On Road	228.5	12%	236.5	14%	(3)%	739.3	14%	807.0	15%	(8)%
Marine	103.4	6%	85.9	5%	20%	374.1	7%	343.5	6%	9%
Total sales	$1,841.6	100%	$1,722.4	100%	7%	$5,230.1	100%	$5,420.0	100%	(4)%

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024
Off Road	$336.3	22.3%	$297.4	21.2%	13%	$815.9	19.8%	$852.6	20.0%	(4)%
On Road	36.7	16.0%	39.9	16.9%	(8)%	128.4	17.4%	161.4	20.0%	(20)%
Marine	11.8	11.4%	10.6	12.2%	11%	52.7	14.1%	56.9	16.6%	(7)%
Corporate	(4.5)		6.7			(12.5)		38.0
Total gross profit	$380.3		$354.6		7%	$984.5		$1,108.9		(11)%
Percentage of sales	20.6%		20.6%	+6 bps		18.8%		20.5%	-164 bps
Off Road:
Off Road sales, inclusive of PG&A sales, increased for the quarter, primarily due to product mix. Off Road sales, inclusive of PG&A sales, decreased for the year-to-date period, primarily due to decreased ORV shipments. The average per unit sales price for the Off Road segment increased approximately nine percent for the quarter primarily as a result of product mix. The average per unit sales price for the Off Road segment decreased approximately two percent for the year-to-date period primarily as a result of lower net pricing driven by higher promotional costs.
Sales to customers outside of North America increased three percent for the quarter primarily as a result of higher ORV shipments, and decreased three percent for the year-to-date period primarily as a result of lower ORV shipments.
Gross profit, as a percentage of sales, increased during the quarter primarily due to favorable product mix and operating costs, partially offset by incremental tariff charges. Gross profit, as a percentage of sales, decreased during the year-to-date period primarily due to incremental tariff charges and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs and lower warranty expense.
Additional information on our end markets for the quarter:
•Polaris North America utility unit retail sales up high-teens percent
•Polaris North America recreation unit retail sales down high-single digits percent
•Total Polaris North America ORV unit retail sales up high-single digits percent
•Estimated North America industry ORV unit retail sales up low-single digits percent
•Total Polaris North America ORV dealer inventories down 26 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased for the quarter, primarily due to decreased motorcycle shipments. The decrease for the year-to-date period was due to decreased shipments across the product portfolio. The average per unit sales price for the On Road segment increased approximately five percent and three percent for the quarter and year-to-date periods, respectively, primarily due to product mix.
Sales to customers outside of North America increased two percent for the quarter primarily as a result of increased sales in Europe. Sales to customers outside of North America decreased 11 percent for the year-to-date period primarily as a result of reduced shipments in Europe.
Gross profit, as a percentage of sales, decreased during the quarter primarily due to incremental tariff charges and unfavorable product mix, partially offset by favorable operating costs and lower warranty expense. Gross profit, as a percentage of sales, decreased during the year-to-date period primarily due to unfavorable product mix, incremental tariff charges and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs.
Additional information on our end markets for the quarter:
•Indian Motorcycle North America unit retail sales down mid-single digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycles unit retail sales down mid-single digits percent
•Polaris North America motorcycle dealer inventories down two percent
Marine:
Marine sales increased during the quarter and year-to-date periods, primarily due to increased shipments. The average per unit sales price for the Marine segment decreased approximately six percent and two percent for the quarter and year-to-date periods, respectively, primarily due to product mix.
Gross profit, as a percentage of sales, decreased for the quarter and year-to-date periods, primarily due to unfavorable product mix, partially offset by higher net pricing.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down low-double digits percent
•Estimated U.S. industry pontoon unit retail sales down low-double digits percent
•Polaris U.S deck boat unit retail sales down high-single digits percent
•Estimated U.S. industry deck boat unit retail sales down mid-teens percent

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
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
The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Sales	$1,841.6	$1,722.4	$5,230.1	$5,420.0
Product wind downs (4)	(3.6)	—	(7.9)	—
Adjusted sales	$1,838.0	$1,722.4	$5,222.2	$5,420.0

Net (loss) income	$(15.7)	$27.6	$(161.5)	$100.4
(Benefit) provision for income taxes	3.6	7.4	(14.3)	28.2
Interest expense	33.1	36.2	100.4	102.7
Depreciation	66.7	68.4	201.0	190.9
Intangible amortization (1)	5.9	6.0	17.9	15.9
Acquisition-related costs (2)	0.1	0.5	0.1	1.2
Restructuring (3)	2.7	11.5	8.2	22.5
Product wind downs (4)	0.2	—	9.5	—
Class action litigation expenses (5)	1.5	1.5	6.5	5.4
Long-lived asset impairment (6)	42.3	—	42.3	—
Goodwill impairment (7)	—	—	52.6	—
Investment impairment (8)	—	—	49.4	—
Adjusted EBITDA	$140.4	$159.1	$312.1	$467.2
Adjusted EBITDA Margin	7.6%	9.2%	6.0%	8.6%
(1) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions

(2) Represents adjustments for integration and acquisition-related expenses
(3) Represents adjustments for corporate restructuring
(4) Represents adjustments related to product wind downs, including the FTR product line within the Company’s On Road segment and the Timbersled product line within the Company’s Off Road segment
(5) Represents adjustments for certain class action litigation-related expenses
(6) Represents impairment charges related to certain property and equipment assets in the Company’s On Road segment
(7) Represents goodwill impairment charges associated with the Company’s On Road segment
(8) Represents impairment charges related to a strategic investment held by the Company

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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2025	2024	Change
Total cash provided by (used for):
Operating activities	$562.3	$61.9	$500.4
Investing activities	(76.8)	(218.2)	141.4
Financing activities	(459.2)	82.8	(542.0)
Operating Activities:
The increase in net cash from operating activities was primarily the result of reduced working capital in the nine months ended September 30, 2025 compared to working capital additions in the prior year comparable period, partially offset by lower net income. Net loss was $161.5 million for the nine months ended September 30, 2025, compared to net income of $100.4 million in the prior year comparable period.
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
Financing Activities:
Net cash used for financing activities was $459.2 million for the nine months ended September 30, 2025, compared to cash provided by financing activities of $82.8 million for the comparable period in 2024. This change was primarily the result of net repayments under debt arrangements in the nine months ended September 30, 2025 compared to net borrowings under debt arrangements during the comparable period in 2024, as well as lower share repurchases. Net repayments totaled $346.7 million for the nine months ended September 30, 2025, compared to $271.0 million of net borrowings for the comparable period in 2024.

Financing Arrangements:
We were party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we previously issued $350.0 million of unsecured senior notes. All outstanding unsecured senior notes were prepaid in full in June 2025 using proceeds of revolving loans under the Company’s unsecured credit facility.
We are also party to an unsecured credit facility, which includes a $1.4 billion variable interest rate Revolving Loan Facility that matures in December 2029, under which we have unsecured borrowings. As of September 30, 2025, there were borrowings of $320.1 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, on which $481.3 million was outstanding as of September 30, 2025. We are required to make principal payments under the Term Loan Facility totaling $25 million over the next 12 months. We amended the credit facility (the “Credit Facility Amendment”) in June 2025 to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits us from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain of our subsidiaries may incur. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of September 30, 2025, we had $1,072.7 million of availability on the Revolving Loan Facility.
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
The agreements governing the facility contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Credit Facility Amendment modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $36.8 million was outstanding as of September 30, 2025.
As of September 30, 2025, we were in compliance with all debt covenants and our debt to total capital ratio was 60 percent. Additionally, as of September 30, 2025, we had letters of credit outstanding of $60.8 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We did not repurchase shares of our common stock under our share repurchase program during the first nine months of 2025. As of September 30, 2025, up to an additional $1.1 billion of our common stock remains available for repurchase under our share repurchase program.

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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of September 30, 2025, the potential aggregate repurchase obligations were approximately $337.9 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; the Company’s ability to complete the proposed separation of Indian Motorcycle in a successful and timely basis or at all; the Company’s ability to derive the expected benefits from the Indian Motorcycle separation including the separation being accretive, within the expected timeline or at all; the actual amount of pre-tax charges incurred in connection with the separation of our Indian Motorcycle business; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; freight and tariff costs (tariff relief or ability to mitigate tariffs, particularly in light of policies of the current presidential administration and retaliatory actions in response thereto); environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of our business; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment.

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

We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of September 30, 2025:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. Dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$13.6	$0.64 to 1 AUD
Canadian Dollar	Long	114.8	$0.72 to 1 CAD
Mexican Peso	Short	39.4	19.39 Peso to $1
During the quarter and year-to-date periods ended September 30, 2025, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net (loss) income compared to 2024. We expect currencies to have a negative impact on full-year net income in 2025 compared to 2024.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility, a $500.0 million Term Loan Facility and a $400.0 million Incremental Term Loan Facility. Interest accrues on the revolving loan, term loans and Incremental Term Loan Facility at variable rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the agreements governing the credit facility. As of September 30, 2025, there was $320.1 million outstanding on the Revolving Loan Facility, $481.3 million outstanding on the Term Loan Facility and $400.0 million outstanding on the Incremental Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. We expect interest rates to have a positive impact on full-year net income in 2025 compared to 2024.
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
As of the date hereof, we are party to certain class action and putative class action lawsuits brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On September 22, 2025, the state court in Albright entered an order setting a hearing for January 20, 2026 to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. On February 27, 2025, the federal district court vacated the pretrial deadlines and the May 5, 2025 trial date. The court will issue a new schedule and trial date upon its rulings on the pending summary judgment and class decertification motions.
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
Tariffs on goods imported to the United States, or countermeasures imposed in response to such tariffs, will likely increase the cost of goods for our products and may reduce our ability to sell our products globally, which may adversely affect our operating results and financial condition. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. We currently procure components from countries subject to such tariffs, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the current tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. The tariff policy environment is rapidly evolving, however, and it is impossible to predict with any certainty the effects that these and any new tariffs may ultimately have on our industry or our financial condition. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. While we have implemented measures to mitigate these potential impacts and continue to evaluate additional measures that may be appropriate, our preliminary analysis indicates the current and proposed tariffs and these other factors may have a material negative effect on our profitability for fiscal 2025. We continue to evaluate these factors and their potential effects.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the third quarter of the fiscal year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2025	—	$—	—	$1,109,330,034
August 1 — 31, 2025	—	$—	—	$1,109,330,034
September 1 — 30, 2025	—	$—	—	$1,109,330,034
Total	—	$—	—
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of September 30, 2025, the Company was authorized to repurchase up to an additional $1.1 billion of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on October 28, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of (Loss) Income for the three and nine-month periods ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine-month periods ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Equity for the three and nine-month periods ended September 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2025 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 28, 2025	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2025	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)