Form 10-K
period 2025-12-31
Polaris Inc.
filed 2026-02-13
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,285,523,000 as of June 30, 2025, based upon the last sales price per share of the registrant’s Common Stock, as reported on the New York Stock Exchange on such date. As of February 6, 2026, 56,690,669 shares of Common Stock, $.01 par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on or about April 30, 2026, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Form 10-K.

  POLARIS INC.
2025 FORM 10-K ANNUAL REPORT

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
Business Segments
We operate in three business segments; Off Road, On Road, and Marine. Our products are sold through a network of approximately 2,400 independent dealers in North America. Internationally, products are sold through 25 subsidiaries to over 1,500 independent international dealers and 70 independent distributors that serve over 90 countries outside of North America. A majority of our dealers and distributors are multi-line and also carry competitor products; however, some dealers carry our full line of products and, while relatively consistent, the actual number of dealers carrying our products can vary from time to time.
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
Estimated North America and worldwide ORV industry retail sales are summarized as follows:

	Twelve months ended December 31,
Estimated* Approximate Industry Sales (in units)	2025	2024	2023
North America ATV retail sales	255,000	265,000	270,000
North America side-by-side retail sales	525,000	510,000	550,000
North America ORV retail sales	780,000	775,000	820,000

Worldwide ATV retail sales	395,000	390,000	370,000
Worldwide side-by-side retail sales	575,000	555,000	595,000
Worldwide ORV retail sales	970,000	945,000	965,000
*Estimates are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. See Market and Industry Data section for additional information.

The side-by-side market has been consistently strong over the past several years primarily due to continued innovation by manufacturers. In 2025, we continued to be the North America market share leader in off-road vehicles. Our ORV lineup includes the RZR sport side-by-side, the RANGER utility side-by-side, the GENERAL crossover side-by-side, the Polaris XPEDITION adventure side-by-side and the Sportsman ATV. The full line spans 90 models, including two-, four- and six-wheel drive general purpose and recreational vehicles. In many of our segments, we offer youth, value, mid-size, premium and extreme-performance vehicles, which come in both single passenger and multi-passenger seating arrangements. Key 2025 ORV product introductions and upgrades included the RANGER 500 mid-size utility vehicle, a new value offering, as well as updates within the RANGER XD 1500, including two new trim levels, Mountaineer and Texas Edition. In the RZR portfolio, we introduced a redesigned RZR XP and a new 72-inch wide RZR XP S. In addition, we added the largest screen on the market, a 10.4-inch touchscreen, to our popular RZR Pro R models.
We sell our ORVs directly to a network of approximately 1,300 dealers in North America and 1,000 international dealers. Many of our ORV dealers and distributors are also authorized snowmobile dealers. We produce and deliver our products throughout the year based on dealer, distributor, and customer orders. ORV retail sales activity at the dealer level drives orders that are incorporated into each product’s production scheduling. International distributor ORV orders are taken throughout the year. We utilize our Retail Flow Management (“RFM”) ordering system for ORV dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
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
Snowmobiles have been manufactured under the Polaris name since 1954. We estimate that worldwide industry sales of snowmobiles totaled approximately 90,000, 110,000, and 125,000 units for the 12 month seasons ended March 31, 2025, 2024, and 2023, respectively.
For the 12 month snowmobile season ended March 31, 2025, we held the number two market share position for North America. We produce a full line of snowmobiles consisting of 68 models, ranging from entry models to utility and economy models to performance and competition models.
In 2025, we introduced several snowmobile updates across our Mountain, Trail, Crossover, Sport Utility and Widetrack offerings, including new SnowCheck exclusive limited edition models and expanded display availability. Key performance enhancements included upgraded suspensions, drivetrain commonization, and refreshed model configurations in core segments.
Polaris snowmobiles are sold principally in the United States, Canada, and Northern Europe. We sell our snowmobiles directly to a network of approximately 550 dealers in North America, primarily located in the snowbelt regions of the United States and Canada, and over 300 international dealers. We offer a pre-order SnowCheck program in the spring for our customers that assists us in production planning. This program allows our customers to order a true factory-customized snowmobile by selecting various options, including chassis, track, suspension, colors and accessories. Manufacturing of snowmobiles generally commences in late winter of the previous season and continues through late autumn or early winter of the current season.
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
Our commercial and government/defense businesses each have their own distribution networks outside of our traditional dealer channels through which their respective vehicles are distributed. ProXD, one of our vehicle brands, is sold through a network of approximately 250 dealers globally and also direct to customer where permitted.
We design, engineer, produce or supply a variety of replacement parts, lubricants and Polaris Engineered Accessories for our Off Road Segment. ORV accessories include winches, bumper/brushguards, plows, racks, wheels and tires, cab systems, lighting and audio systems, cargo box accessories and tracks. We also market a full line of gear and apparel related to our ORVs, including helmets, jackets, gloves, pants and hats. Snowmobile accessories include covers, traction products, reverse kits, electric starters, tracks, pull-behinds, bags and windshields. We also market a full line of gear and apparel for our snowmobiles, including helmets, goggles, jackets, gloves, boots, bibs, pants and hats. Gear and apparel are designed to our specifications, purchased from independent vendors and sold by us through our dealers, distributors, and online.

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
On Road:
Our On Road segment historically designed and manufactured motorcycles, moto-roadsters, light duty hauling, and passenger vehicles. On October 10, 2025, we entered into a definitive agreement to sell a majority interest in the Indian Motorcycle business, and the sale closed in the first quarter of 2026. We currently design and manufacture moto-roadsters, light duty hauling, and passenger vehicles.
Our current lineup includes Slingshot, a three-wheel open air roadster that competes in the motorcycle touring segment. Competition in this segment is based on a number of factors, including styling, price, quality, reliability and the dealer network supporting the brand. In 2025, the Slingshot lineup was updated with elevated colors, style and the reintroduction of the Grand Touring LE model.
We design, engineer, produce or source a variety of replacement parts, lubricants and accessories for motorcycles and our moto-roadster products. Motorcycle accessories include performance enhancements, saddle bags, handlebars, backrests, exhausts, windshields, seats and various chrome accessories. We also market a full line of gear and apparel, including casual wear, helmets, gloves, jackets, pants and hats. Gear and apparel are purchased from independent vendors and sold by us through our dealers, distributors, and online under our brand names. PG&A products for the On Road segment include our OEM brands as well as other portfolio brands including Klim and 509.
Slingshot is distributed directly through independently owned dealers and distributors. Slingshot currently has approximately 275 dealers globally. We utilize our RFM ordering system for these dealers, which allows dealers to order daily and create a segment stocking order which helps to reduce order fulfillment times.
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
Marine:
Our Marine segment designs and manufactures boats that are designed to compete in key segments of the recreational marine industry, specifically pontoon and deck boats. Inclusive of the segments in which we compete, we estimate total U.S. 2025 powerboats market sales were approximately $15.0 billion, with pontoon being one of the larger segments therein.
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
In 2025, Polaris Marine launched model year 2026 boats for the Bennington, Godfrey and Hurricane brands. Bennington redesigned the flagship QX line and launched new S Sport and Luxe models. The S Sport and Luxe models created a new line of entry level boats with more interior luxury. Godfrey redesigned and launched two entirely upgraded models in its lineup, including its flagship Sanpan model, which was awarded pontoon boat of the year by Boating Magazine. Godfrey also launched an upgraded Monaco model, which is the first level of premium boat in its lineup.
Our extensive, experienced and loyal network of approximately 600 global dealers is a competitive advantage, helping to generate steady demand. Concentrated primarily in North America, this dealer network is organized into distinct sales territories supported by experienced sales representatives and leadership. Through the use of offseason incentive programs, we adhere to level production throughout the year, minimizing disruption to the workforce and vendor network.
Polaris Adventures
Our Polaris Adventures business partners with local outfitters to deliver unique ride experiences leveraging many of our global vehicle platforms. Polaris Adventures includes Polaris Adventures Elite, which offers proprietary technology and services to local outfitters to enhance the overall customer experience. The Polaris Adventures network has completed over 2,000,000 rides since 2017, and had over 250 locations as of December 31, 2025. The financial results of the Polaris Adventures business are included within the Off Road, On Road and Marine segments, depending on the vehicle platform used in the ride experience.
Financial Services Arrangements
Floor plan financing. We have arrangements with Polaris Acceptance (United States), a joint venture between Polaris and a subsidiary of Wells Fargo Bank, N.A., and Wells Fargo affiliates (who provide floor plan financing for customers in many countries and regions, including Canada, France, Germany, the United Kingdom and Scandinavia) to provide floor plan financing for many of our dealers. A majority of our sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A are financed under these arrangements whereby we receive payment within a few days of shipment of our product. We participate in the cost of dealer financing up to certain limits and have agreed to repurchase products from the finance companies under certain circumstances and subject to certain limitations. No material losses have been incurred under these agreements.
Customer financing. We do not offer consumer financing directly to the end users of our products. Instead, we have agreements in place with third-party finance companies to provide financing services to those end consumers. We have no material contingent liabilities for residual value or credit collection risk under these agreements.
Manufacturing and Distribution Operations
As of the date of the filing of this Annual Report, our products are primarily assembled at our 18 global manufacturing facilities, many of which are shared across business segments. We are vertically integrated in several key components of our manufacturing process, including plastic injection molding, precision machining, welding, clutch assembly and painting. Raw materials and other component parts are purchased from third-party vendors. We have a long-term supply contract with a boat engine manufacturer, which requires a certain volume of total engine purchases, and includes favorable pricing, as well as various growth and volume incentives.
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
Sales and Marketing
Our marketing activities are designed primarily to promote and communicate with consumers to enable the marketing and selling efforts of our dealers and distributors globally. We make available and advertise discount or rebate programs, retail financing or other incentives for our dealers and distributors to remain price competitive to accelerate retail sales to consumers. We advertise our brands directly to consumers via digital, television, print, out of home, radio, events and sponsorships. We utilize public relations and partnerships to drive earned media. We provide advertising assets and content and partially underwrite dealer and distributor advertising to a degree and on terms which vary by brand and from year to year. We also provide print materials, signage and other promotional items for use by dealers. We spent $505.0 million, $500.4 million and $542.3 million for sales and marketing activities in 2025, 2024 and 2023, respectively. Our corporate headquarters facility is in Medina, Minnesota, and we maintain numerous sales and administrative facilities around the world.
Engineering, Research and Development, and New Product Introduction
As of the date of the filing of this Annual Report, we have approximately 1,200 employees who are engaged in the development and testing of existing products and research and development of new products and improved production techniques, located primarily in Wyoming, Minnesota; Medina, Minnesota; Roseau, Minnesota; Novi, Michigan; Elkhart, Indiana; Monterrey, Mexico; and Bangalore, India.
We utilize internal combustion engine testing facilities to design engine configurations for our products. We utilize specialized facilities for matching engine, exhaust system and clutch performance parameters in our products to achieve desired fuel consumption, power output, noise level and other objectives. Our engineering department is equipped to make small quantities of new product prototypes for testing and for the planning of manufacturing procedures. In addition, we maintain numerous facilities where each of the products is extensively tested under actual use conditions. We utilize our Wyoming, Minnesota facility for engineering, design and development for our line of engines and powertrains, as well as ORVs, and our Roseau, Minnesota facility for our snowmobile, ATV and powertrain research and development. We utilize our Elkhart, Indiana facility for engineering, design and development for our boats research and development.
Intellectual Property
Our products are marketed globally under a variety of valuable trademarks. As of the date of the filing of this Annual Report, key trademarks used in our global operations include POLARIS and the Polaris star logo, as well as word and/or design marks for each of our major product platforms, including RANGER, RZR, GENERAL, POLARIS XPEDITION, SPORTSMAN, SLINGSHOT, BENNINGTON, and KLIM. We protect these marks as appropriate through registrations in the United States and many other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.
We continue our focus on developing and marketing innovative products, many of which make use of or embody our proprietary expertise, trade secrets, and know-how. We have a robust patent portfolio in the United States and other jurisdictions, which we consider to be among our most valuable assets, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.
Product Safety & Regulatory Affairs
Federal, state/provincial and local governments around the world have promulgated and/or are considering promulgating laws and regulations relating to product safety and consumer use. For example, in the United States: (i) the Consumer Product Safety Commission (“CPSC”) has federal oversight over product safety issues related to snowmobiles and off-road vehicles; (ii) the National Highway Traffic Safety Administration (“NHTSA”) has federal oversight over product safety issues related to motorcycles and Slingshot; and (iii) the U.S. Coast Guard and its foreign equivalents have oversight over the marine safety regulations for our marine products. In addition, we design our products to comply with various applicable voluntary safety standards promulgated by industry associations. While we are currently effectively managing compliance with these various regulatory schemes and standards around the world, changes in the regulatory climate in any of the jurisdictions where we operate could have a material adverse effect on our total sales, financial condition, profitability, or cash flows. For a more detailed discussion of these risks, please see Item 1A. Risk Factors of this Annual Report.
Human Capital Management
Best Team, Best Culture is a strategic pillar at Polaris and a critical part of our long-term success. Our employees remain at the core of our success. In recognition of the value of employees, we have established a work environment grounded in Polaris values and reinforced by a culture of engagement. Our employees are also among our largest shareholder groups, driven by our Employee Stock Ownership Plan (“ESOP”) and our equity compensation programs.
Headcount. Due to the seasonality of our business and changes in production cycles, total employment levels vary throughout the year. In 2025, we focused on efficient operations and reduced the size of our workforce. As of December 31, 2025, we had approximately 14,500 full-time employees globally, with approximately 5,000 in salaried roles. Our employees are based in 24 countries with approximately 47% of our workforce located outside of the United States. In the first quarter of 2026, we completed the separation of our Indian Motorcycle business, which further reduced our workforce.
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
Culture. We believe the Polaris culture is a competitive advantage, and our environment has continued to evolve to support employee and business performance. A core element of our human capital management strategy is employee engagement. Our multi-faceted employee listening strategy includes our new hire pulse surveys, engagement survey of global salaried employees, bi-annual ethical cultural survey, and exit interviews. As part of our talent strategy, we strategically and intentionally develop employees to become the next generation of leaders through external partnerships and employee development programs such as Succeeding as a Polaris Leader and Polaris Leadership Development Programs 1-3. These programs offer high-potential employees opportunities to gain experience and prepare for next-level roles.
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
Employee well-being. We believe the holistic focus on well-being, including our employees’ health, safety, and financial security, drives our success and is a key focus of our Best Team, Best Culture pillar. We offer our employees a total rewards package that includes competitive base pay, annual incentives to the direct labor level to reinforce an ownership culture, product discounts, comprehensive health and wellness benefits, and equity compensation plans that include the ESOP, our Employee Stock Purchase Plan (“ESPP”), and additional incentive equity grants for certain levels.
Financial education and wellness education are some of our key focuses, and we continue to offer educational wellness sessions and have introduced additional programs to support employee well-being. We endeavor to support our employees’ financial wellness in a variety of ways, including by offering financial wellness education that supports employees navigating market volatility and inflation. We also offer free one-on-one financial counseling sessions to employees, allowing employees to receive counseling tailored to their priorities. We view our comprehensive total rewards package with a broad focus on employee well-being as instrumental in our ability to attract, motivate and retain quality candidates and employees to drive our strategic mission to continue to be the global leader in powersports.
The safety of our employees continues to be a core value. Our goal is to “Do No Harm” and a large part of that focus is to keep safety at the forefront for employees both in the workplace and when enjoying their own adventures outdoors. In 2025, our Marine and On Road segments did not have any lost time injuries. In 2025, we introduced the concept of Potential Service Injuries or Fatalities (“PSIF”) focused on the potential risk associated with our injuries and incidents to help us implement corrective actions for high risk events, not just those that result in an actual injury. We also continued to expand our Rider Safety Awareness Campaign to help further educate employees on safe, responsible use of our products at our international operations, in addition to existing educational opportunities for our domestic operations. Each month, employees receive updates on a different topic, including our Rider Safety Policy, required protective gear, how to help kids ride safely, rules of the road, avalanche training and more. Whether riding for work or play, operating vehicles in a safe and responsible manner is a top priority.
Market and Industry Data
We have obtained the market and industry data presented in this Annual Report from a combination of internal surveys, third-party information and estimates by management. There are limited sources that report on our markets and industries. As such, much of the market and industry data presented in this Annual Report is based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete. While we believe internal surveys, third-party information and our estimates are reliable, we have not verified them, nor have they been verified by any independent sources and we have no assurance that the information contained in third-party websites is current, up-to date, or accurate. While we are not aware of any misstatements regarding the market and industry data presented in this Annual Report, whether any such future-looking data will be accurate involves risks and uncertainties and is subject to change based on various factors, including those factors discussed under the headings “Forward-Looking Statements” and “Risk Factors.”

Available Information
Our internet website is http://www.polaris.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). We also make available through our website our corporate governance materials, including our Corporate Governance Guidelines, the charters of the Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee of our Board of Directors, our Code of Business Conduct and Ethics, and our Corporate Responsibility Report. Any shareholder or other interested party wishing to receive a copy of these corporate governance materials should write to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations or email polaris.investorrelations@polaris.com. Information contained on our website is not part of this Annual Report. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Forward-Looking Statements
This Annual Report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, future cash flows and capital requirements, operational initiatives, supply chain, tariff mitigation strategy, currency fluctuations, interest rates, and commodity costs, are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, are also forward-looking. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; the Company’s ability to derive the expected benefits from the Indian Motorcycle separation including the separation being accretive, within the expected timeline or at all; the actual amount of pre-tax charges incurred in connection with the separation of our Indian Motorcycle business; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; freight and tariff costs (tariff relief or ability to mitigate tariffs, particularly in light of the policies of the current presidential administration and retaliatory actions in response thereto); environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of the Company’s business; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. The Company does not undertake any duty to any person to provide updates to its forward-looking statements except as otherwise may be required by law.
Any forward-looking statements made in this Annual Report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures made on related subjects in future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that are filed with or furnished to the SEC.

Information About our Executive Officers
Set forth below are the names of our executive officers as of February 13, 2026, their ages, titles, the year first appointed as an executive officer, and employment for at least the last five years:

Name and Position	Age	Business Experience During the Last Five or More Years
Michael T. Speetzen Chief Executive Officer	56
Mr. Speetzen was appointed Chief Executive Officer in April 2021; preceding this, Mr. Speetzen was Interim Chief Executive Officer since January 2021. Mr. Speetzen joined Polaris in August 2015 as Executive Vice President and Chief Financial Officer.

Benjamin D. Duke President of Marine	53
Mr. Duke was appointed President of Marine in May 2022. Prior to this, Mr. Duke was General Manager of Godfrey and Hurricane Boats since joining Polaris in 2019. Prior to joining Polaris, Mr. Duke was President of the Job Site and Standby Power Group at Briggs and Stratton, a manufacturing company.

Robert P. Mack Chief Financial Officer and Executive Vice President of Finance and Corporate Development	56
Mr. Mack was appointed Chief Financial Officer in April 2021. Mr. Mack also serves as Executive Vice President of Finance and Corporate Development. Mr. Mack was Interim Chief Financial Officer since January 2021 and originally joined Polaris in 2016 as Senior Vice President of Corporate Development and Strategy, and President of Global Adjacent Markets and Marine.

James P. Williams Senior Vice President and Chief Human Resources Officer	63	Mr. Williams joined Polaris in April 2011 as Senior Vice President and Chief Human Resources Officer.
Matthew S. Winings Senior Vice President, General Counsel and Corporate Secretary	45	Mr. Winings was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2025. He joined Polaris in 2023 as Vice President and Assistant General Counsel. Prior to joining Polaris, Mr. Winings spent over ten years at Cummins Inc., an engine equipment manufacturing company, serving in various senior leadership roles.
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
Our results of operations have been, and may continue to be sensitive to changes in overall economic conditions, primarily in North America and Europe, that impact spending on our products, including discretionary spending. Weakening of, and fluctuations in, general economic conditions affecting the disposable income and budgets of our customers, such as employment levels, inflation, business conditions, the level of governmental financial assistance, the impacts of changing government regulation and tariffs, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, the economic impacts of natural disasters or other severe weather conditions, acts of war, acts of terrorism, and the availability of consumer credit, could reduce overall spending or reduce spending on our products. Our sales growth and profitability have been from time to time, and in the future could be, affected by a general reduction in consumer spending or a reduction in consumer spending on powersports, boats and aftermarket products in particular. A general reduction in spending by our customers for commercial equipment or a reduction in government budgets or actual spending could adversely affect our related sales.
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
Furthermore, increased restrictions imposed on a class of chemicals known as per-and polyfluoroalkyl substances (“PFAS”), which are widely used in a large number of products, including parts and materials that are incorporated into our products, may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing products, which would adversely impact our business, operations, revenue, costs, and competitive position. There is no assurance that suitable replacements for PFAS-containing parts and materials will be available at similar costs, or at all.
Our business may be adversely affected by trade matters, including tariffs.
Tariffs on goods imported to the United States, or countermeasures imposed in response to such tariffs, have increased, and may in the future increase, the cost of goods for our products and reduce our ability to sell our products globally, which may adversely affect our operating results and financial condition. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. We currently procure components from countries subject to such tariffs, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the current tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. The tariff policy environment is rapidly evolving, however, and it is impossible to predict with any certainty the effects that these and any new tariffs may ultimately have on our industry or our financial condition. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. While we have implemented measures to mitigate these potential impacts and continue to evaluate additional measures that may be appropriate, the current and proposed tariffs and these other factors have had, and may in the future have, a material negative effect on our profitability. We continue to evaluate these factors and their potential effects.
Market and Competitive Risks
We face intense competition in all product lines. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets in which we operate are highly competitive. Competition in such markets is based upon several factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on additional factors, including product availability, sales, service and marketing support programs (such as financing and cooperative advertising), and dealer and customer perception. Certain of our competitors are more diversified and have advantageous manufacturing footprints, and may invest more heavily in intellectual property, product development, promotions and advertising or online presence. If we are not able to compete with new or enhanced products or models of our competitors or compete in the digital marketplace, our ability to retain and attract customers and future business performance may be materially and adversely affected. Internationally, our products typically face more competition where certain foreign competitors manufacture and market products in their respective countries. This allows those competitors to sell products at lower prices, which could adversely affect our competitiveness in those countries. In addition, our products compete with many other recreational, utility, and work products for the discretionary spending of our customers. A failure to compete effectively with these other competitors, adjust our manufacturing and production levels to meet fluctuating demand, or adjust pricing to offset inflation, tariffs or increased supply chain costs could materially and adversely affect our financial results and have a material adverse effect on our performance.
If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business and operating results could be negatively impacted.
Unless we can continue to enhance existing products, develop and market new products and services, including in the digital and electrification markets, we may not be able to compete effectively in the market, and ultimately satisfy the needs and preferences of our customers in the global markets in which we compete. Product development requires significant financial resources, technological resources, innovations (including technological advancements, such as artificial intelligence, machine learning and augmented reality) and other resources. There can be no assurance that our level of investment in research and development will be a sufficient competitive advantage in product innovation, which could cause our business to suffer. Product improvements and new product introductions also require significant engineering, planning, design, development, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop product improvements or new products. Our competitors’ new products may be of a better quality, beat our products to market, and be more attractive than other products in terms of features and price.
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
From time to time, we manage our portfolio through acquisitions, non-consolidated investments, alliances, new joint ventures and partnerships, and divestitures, which could be risky and could harm our business.
From time to time, we manage our portfolio through targeted acquisitions, non-consolidated investments, alliances, and new joint ventures and partnerships, as well as through divestitures (each a “Strategic Transaction”). We believe such Strategic Transactions add value to our existing brands and product portfolio. Alternatively, we may not be able to identify an attractive Strategic Transaction. The benefits of a Strategic Transaction may take more time than expected to develop or integrate into our operations or separate from our business, and we cannot guarantee that any Strategic Transaction will ultimately produce the expected benefits.
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
In many cases, Strategic Transactions present a number of integration or separation risks. For example, the acquisition may: require more time or resources than anticipated to be fully integrated into our operations and systems, causing operational disruption; create more costs than projected; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully integrate new businesses may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.
Divestiture activity, including the recently completed separation of Indian Motorcycle, poses similar risks, including the potential to: disrupt operations in core, adjacent or acquired businesses; require more time or resources than anticipated to be fully completed; deleverage manufacturing operations or reduce sourcing efficiencies; reduce gross profit if the Company is not able to reduce fixed cost (including corporate overhead); not deliver the value anticipated for shareholders; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully manage the risks associated with the Company’s divestiture activity, including the recently completed separation of Indian Motorcycle, may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.
We currently expect that the separation of Indian Motorcycle will be accretive to our Adjusted EBITDA and adjusted earnings per share due to the anticipated benefits and cost savings. The anticipated benefits and cost savings of the separation of Indian Motorcycle may not be realized fully or at all, may take longer than expected, and may require more non-recurring costs and expenditures to realize than expected. Additionally, the separation of Indian Motorcycle could have other adverse effects that are not currently anticipated.
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
We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. We also have several locations that serve as wholegoods and PG&A distribution centers, warehouses and office facilities. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf, and certain of our distribution centers are third-party managed. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, such as supply chain constraints, labor disruptions, changes in legal or regulatory requirements, the occurrence of a contagious disease or illness or catastrophic weather events (including events caused by climate change), the inability to manufacture at or distribute products from the affected facility may result in harm to our reputation, supply shortages, long lead times in supply, increased costs, lower revenues and the loss of customers. We may have to cease operations at impacted facilities or may not be able to easily shift production or distribution to other facilities or to make up for lost production. In addition, inefficiencies in our manufacturing due to labor shortages, part shortages, new production lines and the complexity of the start-up of manufacturing new premium products may impact operations negatively. Furthermore, we continue to evaluate our manufacturing footprint in light of tariffs imposed by the current presidential administration and have shifted, and intend to continue shifting, our Chinese manufacturing to other facilities in response to such tariffs. There can be no assurance that our current or future manufacturing and distribution footprint will improve and be sufficient to meet customer demand or that we will be able to successfully expand or contract our manufacturing and distribution capacity in a more efficient manner, which could result in loss of revenue, decreased margins and loss of market share.
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
We source component parts and raw materials through numerous suppliers and have relationships with a limited number of product financing partners for our dealers and consumers. Our sales growth and profitability could be adversely affected if deterioration of economic or business conditions results in a weakening of the financial condition of our suppliers or financing sources, or if uncertainty about inflation, the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us, impose less favorable terms or require guarantees or credit support.
Failure to establish and maintain the appropriate number of dealer and distributor relationships or a deterioration of those relationships due to weak economic conditions may negatively impact our business and operating results.
We distribute our products through numerous dealers and distributors and rely on them to retail our products to our end customers and provide service on these products. Weakening of the financial condition of our dealers or distributors due to deterioration of macroeconomic business conditions or reputational harm could negatively affect our sales growth and profitability. Additionally, weak demand for, or quality issues with, our products or any failure on our end to actively manage dealer inventory levels of our products may cause dealers and distributors to voluntarily or involuntarily reduce or terminate their relationship with us. Furthermore, if we fail to establish and maintain an appropriate number of dealers and distributors for each of our products, we may not be able to obtain or sustain adequate market coverage for the desired level of retail sales of our products.
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
Unfavorable weather conditions or natural disasters may reduce demand and negatively impact sales of certain of the Company’s products. Unfavorable weather, including conditions caused in part by climate change, or natural disasters in any particular geographic region may have an adverse effect on sales of the Company’s products in that region. For example, lack of snowfall during winter has in the past, and may in the future, materially adversely affect snowmobile sales; excessive rain (including as a result of hurricanes or other extreme storm events) may materially adversely affect sales of off-road vehicles and boats during rainy seasons in various geographies; a lack of rain in certain areas may limit boat usage and may materially adversely affect sales of boats; and wild fires may damage areas where our customers ride our off-road vehicles. Weather conditions may also disrupt our manufacturing and distribution facilities, our supply chain, or our dealers, which could impact our ability to manufacture or sell products to fulfill customer demand. Such disruptions could be caused by natural disasters, inclement weather and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions or natural disasters and events that occur as a result of such events, such as water and natural resource shortages, power outages or shortages, or telecommunications failures. These weather conditions could pose physical risks to our facilities and critical infrastructure in the U.S. and internationally, disrupt the operation of our supply chain and third-party vendors, and may impact operational results. There can be no assurance that weather conditions or natural disasters will not have a material effect on our sales, production capability or component supply continuity for any of our products.
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
We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including product liability lawsuits for property damage or serious bodily injury, including death, warranty litigation, and class actions alleging claims for product defects, product recalls, economic losses, breach of warranty, and violations of various consumer protection laws, among other claims. A negative outcome in one or more of these lawsuits, whether pursuant to a judgment, ruling or a settlement, could result in an award or the payment of damages (for which we are not insured or for which our insurance policies are insufficient to fully cover), including punitive damages, or fines, reputational harm, interruption or modification of our business, or other sanctions, as well as legal and other costs, any of which may be significant and may have a negative impact on our business, operating results and cash flows.
The Company purchases excess insurance coverage for product liability claims related to incidents during the policy period which exceed our self-insured retention thresholds. Disputes with insurers have in the past impacted, and could in the future, impact our recoveries under these policies. Furthermore, certain claims that are not typically covered under commercial excess policies would be excluded from coverage, such as economic loss claims, false marketing claims, and potentially punitive damages.
If we are the subject of legal proceedings, regardless of the merits of the claims at issue or the ultimate outcome of a case or claim, any litigation could be costly to defend, result in an increase of our insurance premiums, and exhaust any available insurance coverage. Claims against us that result in entry of a judgment or that we settle that are not covered or not sufficiently covered by insurance (particularly an uninsured issue), or which fall within retained liability under our insurance, could materially and adversely affect our financial position, results of operations or cash flows.

Significant product repair and/or replacement costs due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
We generally provide limited warranties for our vehicles, boats and related accessories. We may also provide longer warranties in certain geographical markets as determined by local regulations and customary practice or related to certain promotional programs. We also provide a limited emission warranty for certain emission-related parts in our ORVs, snowmobiles, and motorcycles as required by the EPA and CARB. Our standard warranties require us, through our dealer network, to repair or replace defective products during such warranty periods.
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
Our intellectual property rights are enforceable against third parties as infringement or misappropriation allegations or actions only to the extent that they are demonstrated by valid and enforceable patents or trademarks or are maintained in reasonable confidence sufficient to qualify as trade secrets. Despite our best efforts, we cannot guarantee that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims granted under any issued patents will be sufficiently broad to protect our technology against any current or future competitor. Furthermore, we cannot guarantee that any of our technology that is not protected by issued patents will otherwise be deemed a trade secret by a court of competent jurisdiction or otherwise protected against infringement. In the absence of directly applicable and enforceable intellectual property protection, we may be vulnerable to loss with respect to competitors who attempt to copy our technology or product designs, exploit our trade secrets and know-how, or tarnish or diminish goodwill in our brand, all of which could adversely affect our business. Even with applicable and enforceable intellectual property protection, others may initiate litigation to challenge to validity of our intellectual property, allege that we infringe their intellectual property rights, or they may use their resources to design comparable products that recreate as near as possible yet do not technically infringe our patents. We may incur substantial costs defending our intellectual property rights in the event that others initiate litigation to challenge the validity of our patents or allege that we infringe their patents. Substantial costs may also be incurred should we initiate proceedings to protect our intellectual property rights against misappropriation or infringement by others. If the outcome of any intellectual property-related litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected. Regardless of whether litigation relating to our intellectual property rights is successful, ongoing litigation as described herein could significantly increase our costs and divert management’s attention from operation of our business, which could adversely affect our results of operations and financial condition. Although we take all reasonable measures to verify that our products, technologies and marks do not infringe on the intellectual property rights of others, we cannot guarantee that they do not or will not. Allegations, litigation, cease and desist letters, court ordered injunctions, and the like relating to potential infringement of third-party intellectual property could result in significant costs, damages and substantial uncertainty.
We may be subject to cybersecurity events and other disruptions to our information technology systems, data and products that could adversely affect our business.
Cybersecurity threats, incidents, and similar disruptions have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency and severity in the future. As technological advances develop and our reliance on technology increases, our business is subject to risks from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems and networks, or those of our third-party vendors and service providers, the disruption of operations, the corruption of data or theft of confidential or personal information, and other cybersecurity incidents.
We use many information technology systems, some of which are managed or hosted by third parties, and manufacture products, some of which are managed by third parties, in operating our business. Those systems and products process potentially sensitive information, including intellectual property; proprietary business information of Polaris and our dealers, suppliers, and other business partners; and personal information of consumers and employees. These information technology systems and products, including those managed or hosted by third parties, could be vulnerable to breach, damage, disruption, or breakdown from various threats, viruses, malware, ransomware, phishing, denial of service, and other cyber-attacks that may be random, targeted, or the result of misconduct or error by individuals with access to our systems. Although we monitor continually evolving cybersecurity threats, have implemented various measures designed to manage risks relating to these types of threats, and have invested in layers of data and information technology protection, these measures and the systems supporting them could prove to be inadequate and there can be no assurance that our efforts will prevent disruptions or breaches of our information technology systems, products, data and/or operations.
We have experienced cyber-attacks, as have third parties who manage our information technology systems and other third-party suppliers and service providers, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems, products, data or operations as a result of such cyber-attacks. We could, however, experience material disruptions or breaches in the future. Such disruptions or breaches of our information technology systems, products, data, or operations could adversely affect our business by resulting in, among other things: (i) disruption to our business operations; (ii) compromise or loss of the information processed by our information technology systems and products, such as intellectual property, confidential or proprietary information, or personal information; (iii) impact to the performance and/or safety of our products; (iv) damage to our reputation; (v) requirements to notify government authorities or affected individuals; and (vi) government enforcement, litigation or regulatory proceedings.
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
Our business, data, services and products are subject to increasingly complex data privacy and cybersecurity laws and regulations in the United States (federal and state) as well as internationally, and any failure to comply with these laws and regulations could harm our reputation, expose us to damages and otherwise adversely affect our business.
As a global company, we are subject to laws and regulations in the United States and other countries concerning the handling of personal data, including but not limited to those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. In addition, we may be required to comply with emerging and established vehicle cybersecurity regulations that govern the protection of electronic systems, software, and data within vehicles. These laws and regulations include, for example, the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), the United States Department of Commerce Supply Chain Security Rule, the EU Cyber Resilience Act (“CRA”), the EU Machinery Regulation, the United Nations Regulation 155 Cybersecurity and Cybersecurity Management System, and other similar privacy and cybersecurity laws. These laws and regulations are continuously evolving, developing, and becoming more complex, punitive, and restrictive, creating significant uncertainty as these laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Our ongoing efforts to comply with privacy and cybersecurity laws may result in significant costs and challenges that are likely to increase over time, particularly in the event we introduce new connected products. Any failure, or perceived failure, by us or third-party service providers to comply with our privacy or cybersecurity-related legal obligations may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.
Finance and Capital Structure Risks
Fluctuations in foreign currency exchange rates could result in declines in our reported sales and net earnings.
The changing relationships of the United States dollar to the Canadian dollar, Australian dollar, the Euro, the Swiss franc, the Mexican peso, and certain other foreign currencies have from time to time had a negative impact on our results of operations. Fluctuations in the value of the United States dollar relative to these foreign currencies can adversely affect the price of our products in foreign markets, the costs we incur to import certain components for our products, and the translation of our foreign balance sheets. Fluctuations in the relationship of the United States dollar to these currencies has recently resulted in a corresponding negative impact on our financial results. While we actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts from time to time, these contracts hedge foreign currency denominated transactions, and any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.
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
Our credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.
Our outstanding debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates. In addition, our outstanding amount of debt could limit our ability to raise additional capital or increase borrowing costs on future debt if we are unable to replace existing debt with comparable new debt and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations. Furthermore, each of the credit rating agencies reviews its rating periodically, and there is no guarantee that our current credit ratings will remain the same. Should the credit rating agencies lower our credit ratings or if we were to lose our investment-grade rating, we could face further constraints on our ability to raise additional capital and face an increase in borrowing costs on both existing and future debt. Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash in the future.
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
For example, we are also impacted by actions on tax-related matters by associations such as the Organization for Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, and the European Commission which influences tax policies in countries in which we operate. In particular, the OECD has coordinated negotiations among more than 140 jurisdictions with the goal of achieving consensus on various substantial changes to the international tax framework, including a 15% global minimum taxation regime (“Pillar Two”). Pillar Two took effect in several jurisdictions in which we operate starting in 2024 and will increase the burden and costs of our tax compliance. We continue to monitor these legislative developments, which based on information available, have not had material impacts to the financial statements.
Additionally, the One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental (“R&E”) expenditures under new Section 174A of the Internal Revenue Code (“IRC”), and modifications to the interest deduction limitations under Section 163(j) of the IRC. In addition, the OBBBA includes changes to international tax provisions, notably the treatment of Net CFC Tested Income (“NCTI”), formally known as Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Deduction-Eligible Income (“FDDEI”), formally known as Foreign-Derived Intangible Income (“FDII”). The revised NCTI regime eliminates the qualified business asset investment (“QBAI”) exemption, adopts a country-by-country calculation, and reduces deductions under Section 250 of the IRC, which may increase the Company’s effective tax rate on foreign earnings. The FDDEI deduction has also been adjusted, potentially affecting the tax benefits associated with the Company’s export-related income. The OBBBA is not expected to have a material impact on our consolidated financial statements in future periods.
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
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) and sustainability matters relating to businesses, including climate change and greenhouse gas emissions, data privacy, artificial intelligence, human capital and workplace fairness. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our “Geared for Good” ESG Report. Responding to these ESG matters involves implementing new processes and procedures to comply with new laws and involves risks and uncertainties, including those described under “Forward-Looking Statements.” These efforts may require investments which may be impacted by factors outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. We may also amend, abandon or replace our goals and initiatives due to a change in strategy, reduced relevance of such goals and initiatives or changing market conditions, and we may take certain actions that stakeholders or regulators view as contrary to such goals and initiatives. Stakeholders also may have very different views on where our ESG and sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price. Furthermore, in recent years, “anti-ESG” sentiment has gained momentum across the United States, with several states and the federal government having proposed or enacted anti-ESG policies, legislation or initiatives or issued related legal opinions. The current presidential administration issued an executive order in 2025 opposing diversity, equity and inclusion (“DEI”) initiatives in the private sector, drawing additional attention to companies who provide products and services to the U.S. government. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations, enforcement actions or litigation, or sustaining reputational harm.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 1C. Cybersecurity
Cybersecurity Risk Management & Strategy. Polaris’ has implemented a cybersecurity risk management program, which is part of Polaris’ overall enterprise risk management program, that is designed to align with industry-standard cybersecurity frameworks, addressing both information security and product security, including connected vehicles, embedded systems, and related technologies. Polaris’ cybersecurity risk management program is assessed against the NIST Cybersecurity Framework, which incorporates processes for each of the core functions (i.e., Identify, Protect, Detect, Respond, and Recover) to assess, manage, and mitigate risks from cybersecurity threats. Our cybersecurity risk management program also includes risk-based processes for managing third-party cybersecurity risks. The processes cover: conducting cybersecurity assessments of third-party service providers; incorporating cybersecurity obligations into contracts with third-party providers; and receiving and responding to notification of cybersecurity incidents of third-party service providers, among other things. Our cybersecurity team engages third-party security experts to assist with our processes for assessing, identifying, and managing risks from cybersecurity threats, including, for example, assessment of the maturity of our cybersecurity risk management program, penetration testing, employee awareness testing, phish testing, and incident monitoring and response, including conducting tabletop exercises.
In 2025, Polaris did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For more information about these risks, please see “Risk Factors - Regulatory, Intellectual Property, Cybersecurity and Privacy Risks” in this Annual Report.
Cybersecurity Governance. Our Senior Vice President and Chief Digital and Information Officer, who has 30 years of technology leadership, leads the Polaris cybersecurity risk management program. He is supported by a staff of cybersecurity professionals that includes personnel with a range of information and product security experience, from early-career professionals with cybersecurity degrees to seasoned professionals with multiple cybersecurity-related certifications and more than twenty years of experience. The Senior Vice President and Chief Digital and Information Officer receives reports from our cybersecurity team on the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Polaris maintains a cybersecurity council made up of senior executives across the business who meet regularly to receive updates from the Senior Vice President and Chief Digital and Information Officer and the cybersecurity team regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including learnings from external cybersecurity incidents.
Our full Board of Directors provides oversight of our cybersecurity risk management program and receives updates on the program from the Senior Vice President and Chief Digital and Information Officer on a quarterly basis, or more frequently as appropriate. Those updates include information regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including any learnings from cybersecurity incidents.
Item 2. Properties
The following sets forth the Company’s material properties, including certain properties classified as held for sale, as of December 31, 2025:

Location	Facility Type/Use	Primary Segment*	Owned or Leased	Square Footage
Medina, Minnesota	Headquarters	Corp	Owned	130,000
Roseau, Minnesota	Wholegoods manufacturing and R&D	Off	Owned	818,000
Huntsville, Alabama	Wholegoods manufacturing	Off / On	Primarily owned	1,400,000
Monterrey, Mexico	Wholegoods manufacturing	Off	Primarily leased	3,200,000
Elkhart, Indiana	Wholegoods manufacturing	M	Primarily owned	1,420,000
Opole, Poland	Wholegoods manufacturing	Off / On	Leased	365,000
Spirit Lake, Iowa	Wholegoods manufacturing	On	Owned	448,000
Chanas, France	Wholegoods manufacturing	On	Owned	196,000
Bourran, France	Wholegoods manufacturing and R&D	On	Leased	105,000
Aix-les-Bains, France	Wholegoods manufacturing and R&D	On	Owned	98,000
Andancette, France	Wholegoods manufacturing and R&D	On	Owned	190,000
Vinh Phuc Province, Vietnam	Wholegoods manufacturing and R&D	On	Primarily owned	300,000
Osceola, Wisconsin	Component parts & engine manufacturing	Off / On	Owned	293,000
Monticello, Minnesota	Component parts manufacturing	Off / On	Owned	109,000
Wyoming, Minnesota	Research and development facility	Off / On	Owned	272,000
Fernley, Nevada	Distribution center	Off / On	Owned	475,000
Wilmington, Ohio	Distribution center	Off / On	Primarily Owned	658,000
Vermillion, South Dakota	Distribution center	Off / On	Owned	610,000
Rigby, Idaho	Distribution center and office facility	Off / On	Owned	108,000
Plymouth, Minnesota	Office facility	Corp	Primarily owned	170,000
*Legend: Corp - Corporate (all segments), Off - Off Road, On - On Road, M - Marine
Including the material properties listed above and those properties not listed, we have approximately eight million square feet of global manufacturing and research and development space. Additionally, we have approximately seven million square feet of global warehouse and distribution center space. For product development and testing of our vehicles, we utilize various parcels of land, including owned or public land near our manufacturing and engineering facilities, land owned in Texas dedicated to testing of our ORVs, and other pieces of public land around the world that provide the appropriate conditions for testing. We also have international office facilities in Western Europe, Australia, Brazil, India, China, Japan, and Mexico.
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

As of the date of the filing of this Annual Report, we are party to certain class action and putative class action lawsuits brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On January 16, 2026, the state court in Albright entered an order setting a hearing for March 24, 2026 to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. On February 27, 2025, the federal district court vacated the pretrial deadlines and the May 5, 2025 trial date. The court will issue a new schedule and trial date upon its rulings on the pending summary judgment and class decertification motions.
With respect to each of the aforementioned class action and putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of common stock of Polaris Inc. trade on the New York Stock Exchange under the symbol PII. On February 6, 2026, there were 1,782 shareholders of record of the Company’s common stock and the last reported sale price for shares of our common stock on the New York Stock Exchange was $69.33 per share. The Company has historically paid cash dividends and expects to continue to pay comparable cash dividends in the future, subject to the approval of the Company’s Board of Directors, which will depend on market and other conditions.
STOCK PERFORMANCE GRAPH
The following graph compares the five-year cumulative total return to shareholders (stock price appreciation plus reinvested dividends) for the Company’s common stock with the comparable cumulative return of two indexes: S&P Midcap 400 Index and S&P Composite 1500 Leisure Products Index.
The graph assumes the investment of $100 at the close on December 31, 2020 in common stock of the Company and in each of the indexes, and the reinvestment of all dividends since that date to December 31, 2025. Points on the graph represent the performance as of the last business day of each of the years indicated.

Assumes $100 Invested at the close on December 31, 2020
Assumes Dividend Reinvestment
Fiscal Year Ended December 31, 2025

	2020	2021	2022	2023	2024	2025
Polaris Inc.	$100.00	$117.80	$110.71	$106.55	$66.94	$77.64
S&P Midcap 400 Index	100.00	124.76	108.47	126.29	143.89	154.68
S&P Composite 1500 Leisure Products Index	100.00	121.26	84.71	88.50	75.75	95.74

Comparison of 5-Year Cumulative Total Return Among Polaris Inc., S&P Midcap 400 Index, and S&P Composite 1500 Leisure Products Index

160
140
120
100
80
60
2020
2021
2022
2023
2024
2025
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
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the fourth quarter of the fiscal year ended December 31, 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1–31, 2025	—	$—	—	$1,109,330,034
November 1–30, 2025	—	$—	—	$1,109,330,034
December 1–31, 2025	—	$—	—	$1,109,330,034
Total	—	$—	—

(1)    In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of December 31, 2025, the Company was authorized to repurchase up to an additional $1.1 billion of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion pertains to the results of operations and financial position of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
 Overview
2025 sales totaled $7.2 billion and were approximately flat as compared to 2024. This was primarily driven by decreased shipments and lower net pricing driven by higher promotional costs, mostly offset by product mix.
Our gross profit of $1.4 billion decreased seven percent from $1.5 billion in 2024. Gross profit, as a percentage of sales, decreased primarily due to incremental tariff charges, lower net pricing driven by higher promotional costs and increased incentive compensation costs, partially offset by favorable operational costs and reduced warranty expense.
Full year net loss attributable to Polaris Inc. was $465.5 million, or $8.18 net loss per diluted share, compared to 2024 full year net income attributable to Polaris Inc. of $110.8 million, or $1.95 per diluted share. These decreases were primarily the result of impairment and other charges recorded as a result of the Indian Motorcycle business being classified as held for sale, goodwill and other intangible asset impairment charges recorded, incremental tariff charges and increased incentive compensation costs, partially offset by favorable operating costs. We reported Adjusted EBITDA of $410.2 million in 2025 compared to $635.4 million in 2024. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net (loss) income to Adjusted EBITDA, see “Non-GAAP Financial Measures”.
On October 10, 2025, we entered into a definitive agreement to sell a majority interest in the Indian Motorcycle business. During the year ended December 31, 2025, operating results of the Indian Motorcycle business were reported in our On Road segment and its assets and liabilities were classified as held for sale as of December 31, 2025. The sale closed in the first quarter of 2026.
On January 29, 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.68 per share for the first quarter of 2026, a one percent increase from the prior quarterly cash dividend, representing the 31st consecutive year of increased dividends to shareholders.
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
We currently procure components from countries subject to such tariffs, which are utilized in our facilities in the United States and Mexico. A portion of our annual sales originate from products manufactured in our facilities in Mexico, and we sell our products globally. As a result of the current tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. To mitigate the impact of tariffs on our supply chain and manufacturing, we continue to evaluate sourcing alternatives, negotiate with suppliers, and work to increase the percentage of shipments qualified under favorable trade agreements. Incremental tariffs and changed trade policies had a notable impact on our financial results for 2025, and could continue to adversely impact our results in the future. We will continue to evaluate the impact of tariffs on our operations and profitability.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	For the Years Ended December 31,
($ in millions except per share data)	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Sales	$7,152.0	$7,175.4	—%	$8,934.4	(20)%
Cost of sales	$5,783.3	$5,708.6	1%	$6,974.5	(18)%
Gross profit	$1,368.7	$1,466.8	(7)%	$1,959.9	(25)%
Percentage of sales	19.1%	20.4%	-130 basis points	21.9%	-149 basis points
Operating expenses:
Selling and marketing	$505.0	$500.4	1%	$542.3	(8)%
Research and development	371.9	336.9	10%	374.3	(10)%
General and administrative	541.8	436.5	24%	422.8	3%
Goodwill impairment	52.6	—	NM	—	NM
Loss on disposal group held for sale	330.4	—	NM	—	NM
Total operating expenses	$1,801.7	$1,273.8	41%	$1,339.4	(5)%
Percentage of sales	25.2%	17.8%	+744 basis points	15.0%	+276 basis points
Income from financial services	$84.3	$97.6	(14)%	$80.4	21%
Operating (loss) income	$(348.7)	$290.6	NM	$700.9	(59)%

Non-operating expense:
Interest expense	$131.4	$137.0	(4)%	$125.0	10%
Other expense (income), net	$52.6	$12.8	NM	$(44.5)	NM
(Loss) income before income taxes	$(532.7)	$140.8	NM	$620.4	(77)%
(Benefit) provision for income taxes	$(67.9)	$29.6	NM	$117.7	(75)%
Effective income tax rate	12.8%	21.0%	-829 basis points	19.0%	+207 basis points

Net (loss) income	$(464.8)	$111.2	NM	$502.7	(78)%
Net (income) loss attributable to noncontrolling interest	(0.7)	(0.4)	75%	0.1	NM
Net (loss) income attributable to Polaris Inc.	$(465.5)	$110.8	NM	$502.8	(78)%
Percentage of sales	(6.5)%	1.5%	-805 basis points	5.6%	-408 basis points

Adjusted EBITDA	$410.2	$635.4	(35)%	$1,020.9	(38)%
Adjusted EBITDA Margin	5.7%	8.9%	-311 basis points	11.4%	-257 basis points

Diluted net (loss) income per share attributable to Polaris Inc. shareholders	$(8.18)	$1.95	NM	$8.71	(78)%
Weighted average diluted shares outstanding	56.9	56.8	—%	57.7	(2)%
NM = not meaningful

Sales:
The year-over-year decrease in sales was due to decreased shipments and lower net pricing driven by higher promotional costs, partially offset by favorable product mix.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to the prior year
	2025	2024
Volume	(3)%	(21)%
Product mix and price	3	1
Currency	—	—
	—%	(20)%
The year-over-year volume decrease was primarily due to reduced recreational ORV, snowmobile and On Road shipments, partially offset by increased utility ORV shipments. Product mix was favorable as a result of a higher sales mix of ORVs. This favorability was partially offset by lower net pricing driven by higher promotional costs.
Sales by geographic region were as follows:

	For the Years Ended December 31,
($ in millions)	2025	Percent of Total Sales	2024	Percent of Total Sales	Percent Change 2025 vs. 2024	2023	Percent of Total Sales	Percent Change 2024 vs. 2023
United States	$5,662.3	79%	$5,629.0	79%	1%	$7,122.2	80%	(21)%
Canada	419.9	6%	446.2	6%	(6)%	584.0	6%	(24)%
Other countries	1,069.8	15%	1,100.2	15%	(3)%	1,228.2	14%	(10)%
Total sales	$7,152.0	100%	$7,175.4	100%	—%	$8,934.4	100%	(20)%
Sales in the United States increased primarily as a result of higher Marine and ORV shipments, partially offset by reduced snowmobile and motorcycle shipments.
Sales in Canada decreased primarily as a result of reduced snowmobile shipments. Currency rate movements had an unfavorable impact of two percentage points on sales in 2025.
Sales in other countries decreased primarily as a result of reduced On Road shipments. Currency rate movements had a favorable impact of two percentage points on sales in 2025.
Cost of sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	For the Years Ended December 31,
($ in millions)	2025	Percent of Total Cost of Sales	2024	Percent of Total Cost of Sales	Change 2025 vs. 2024	2023	Percent of Total Cost of Sales	Change 2024 vs. 2023
Purchased materials and logistics	$4,801.8	83%	$4,693.6	82%	2%	$5,802.9	83%	(19)%
Labor costs	627.4	11%	628.8	11%	—%	756.7	11%	(17)%
Depreciation and amortization	218.2	4%	220.8	4%	(1)%	205.8	3%	7%
Warranty	135.9	2%	165.4	3%	(18)%	209.1	3%	(21)%
Total cost of sales	$5,783.3	100%	$5,708.6	100%	1%	$6,974.5	100%	(18)%
Percentage of sales	80.9%		79.6%		+130 basis points	78.1%		+149 basis points
The year-over-year increase in cost of sales was primarily due to higher materials costs driven by incremental tariff charges, partially offset by reduced warranty expense.

Gross profit:
Gross profit for 2025, as a percentage of sales, decreased primarily as a result of incremental tariff charges, lower net pricing driven by higher promotional costs and increased incentive compensation costs, partially offset by favorable operational costs and reduced warranty expense.
Operating expenses:
Operating expenses for 2025, in absolute dollars and as a percentage of sales, increased primarily due to impairment and other charges recorded as a result of the Indian Motorcycle business being classified as held for sale, goodwill and other intangible asset impairment charges recorded, and higher general and administrative and research and development expenses.
Income from financial services:
The following table reflects our income from financial services:

	For the Years Ended December 31,
($ in millions)	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Income from Polaris Acceptance joint venture	$42.1	$53.8	(22)%	$41.5	30%
Income from retail credit agreements	39.5	42.7	(7)%	39.0	9%
Net income (expense) from other financial services activities	2.7	1.1	NM	(0.1)	NM
Total income from financial services	$84.3	$97.6	(14)%	$80.4	21%
Percentage of sales	1.2%	1.4%	-18 basis points	0.9%	+46 basis points
Income from financial services decreased 14 percent in 2025, primarily as a result of lower wholesale financing income from Polaris Acceptance due to reduced interest rates and dealer inventory levels.
Interest expense:
Interest expense decreased for 2025 primarily as a result of lower average debt levels.
Other expense (income), net:
The increase in other expenses in 2025 was primarily attributable to an impairment charge recorded related to a strategic investment held by the Company. Other expense (income) is also impacted by currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
Provision for income taxes:
The income tax benefit for 2025 was primarily due to the pre-tax loss generated, partially offset by unfavorable adjustments related to non-deductible impairment charges.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, decreased in 2025 primarily due to increased incentive compensation costs, incremental tariff charges and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding increased throughout 2025 primarily due to reduced share repurchases, partially offset by a reduction in the dilutive effect of share-based equity awards as a result of the net loss incurred during 2025.
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
Our sales and gross profit by reporting segment, which includes the respective PG&A, as well as amounts related corporate costs and other activities, were as follows:

	For the Years Ended December 31,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024	2023	Percent of Sales	Percent Change 2024 vs. 2023
Off Road	$5,713.1	80%	$5,706.7	79%	—%	$6,984.4	78%	(18)%
On Road	926.5	13%	987.8	14%	(6)%	1,184.6	13%	(17)%
Marine	512.4	7%	480.9	7%	7%	765.4	9%	(37)%
Total sales	$7,152.0	100%	$7,175.4	100%	—%	$8,934.4	100%	(20)%

	For the Years Ended December 31,
($ in millions)	2025	Percent of Sales	2024	Percent of Sales	Percent Change 2025 vs. 2024	2023	Percent of Sales	Percent Change 2024 vs. 2023
Off Road	$1,155.1	20.2%	$1,160.5	20.3%	—%	$1,531.6	21.9%	(24)%
On Road	157.2	17.0%	179.4	18.2%	(12)%	240.4	20.3%	(25)%
Marine	72.5	14.2%	80.6	16.8%	(10)%	169.0	22.1%	(52)%
Corporate costs and other	(16.1)		46.3		NM	18.9		NM
Total gross profit	$1,368.7	19.1%	$1,466.8	20.4%	(7)%	$1,959.9	21.9%	(25)%
NM = not meaningful
Off Road:
Off Road sales, inclusive of PG&A sales, were approximately flat in 2025. This was primarily the result of increased PG&A sales and utility ORV shipments, mostly offset by reduced snowmobile and recreational ORV shipments. The average per unit sales price for the Off Road segment decreased approximately two percent, primarily due to lower net pricing driven by higher promotional costs.
Sales to customers outside of North America were approximately flat in 2025. This was primarily the result of reduced ORV shipments, mostly offset by increased snowmobile shipments.
Gross profit, as a percentage of sales, decreased in 2025 primarily due to incremental tariff charges and lower net pricing driven by higher promotional costs, partially offset by favorable operating costs, lower warranty expense and favorable product mix.

Additional information on our end markets for 2025:
•Polaris North America utility unit retail sales up mid-single digits percent
•Polaris North America recreation excluding youth unit retail sales down high-sigle digits percent
•Total Polaris North America ORV excluding youth unit retail sales up low-single digits percent
•Estimated North America industry ORV excluding youth unit retail sales up low-single digits percent
•Total Polaris North America ORV excluding youth dealer inventories down approximately nine percent
•Polaris North America snowmobile unit retail sales for the 2025-2026 season-to-date period through December 31, 2025 up high-forties percent
•Estimated North America industry snowmobile unit retail sales for the 2025-2026 season-to-date period through December 31, 2025 up mid-teens percent
•Total Polaris North America snowmobile dealer inventories down approximately 43 percent
On Road:
On Road sales, inclusive of PG&A sales, decreased six percent in 2025, primarily as a result of decreased shipments across the product portfolio. The average per unit sales price for the On Road segment increased approximately four percent, primarily driven by product mix and higher net pricing.
On Road sales to customers outside of North America decreased six percent in 2025, primarily as a result of decreased sales in Europe.
Gross profit, as a percentage of sales, decreased in 2025 primarily due to unfavorable product mix and incremental tariff charges, partially offset by favorable operating costs.
Additional information on our end markets for 2025:
•Indian Motorcycle North America unit retail sales down low-single digits percent
•Estimated North America industry 900cc cruiser, touring, and standard motorcycle unit retail sales down high-single digits percent
•Polaris North America motorcycle dealer inventories down approximately six percent
Marine:
Marine sales increased seven percent as a result of increased shipments. The average per unit sales price for the Marine segment decreased approximately one percent, primarily due to product mix.
Gross profit, as a percentage of sales, decreased in 2025 primarily due to higher operational costs and unfavorable product mix, partially offset by higher net pricing.
Additional information on our end markets for 2025:
•Polaris U.S pontoon unit retail sales down high-single digits percent
•Estimated U.S. industry pontoon unit retail sales down low-double digits percent
•Polaris U.S. deck boat unit retail sales down high-teens percent
•Estimate U.S. industry deck boat unit retail sales down high-teens percent
Non-GAAP Financial Measures
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
The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	For the Years Ended December 31,
($ in millions)	2025	2024	2023
Sales	$7,152.0	$7,175.4	$8,934.4
Product wind downs (5)	(9.2)	(0.7)	—
Adjusted sales	$7,142.8	$7,174.7	$8,934.4

Net (loss) income	$(464.8)	$111.2	$502.7
(Benefit) provision for income taxes	(67.9)	29.6	117.7
Interest expense	131.4	137.0	125.0
Depreciation	263.5	264.4	241.2
Intangible amortization (1)	23.0	21.9	17.7
Distributions from other affiliates (2)	—	—	(1.4)
Acquisition-related costs (3)	0.2	1.4	1.3
Restructuring (4)	20.1	23.4	8.2
Product wind downs (5)	10.4	10.0	—
Class action litigation expenses (6)	8.0	7.0	8.5
Impairment charges (7)	155.9	29.5	—
Loss on disposal group held for sale (8)	330.4	—	—
Adjusted EBITDA	$410.2	$635.4	$1,020.9
Adjusted EBITDA Margin	5.7%	8.9%	11.4%

(1) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(2) Represents distributions received related to an impaired investment held by the Company
(3) Represents adjustments for integration and acquisition-related expenses
(4) Represents adjustments for corporate restructuring
(5) Represents adjustments related to product wind downs, including the FTR product line within the Company’s On Road segment and the Timbersled product line within the Company’s Off Road segment
(6) Represents adjustments for certain class action litigation-related expenses
(7) Represents goodwill impairment charges associated with the Company’s On Road segment, impairment charges related to other intangible assets associated with the Company’s Off Road segment, and impairment charges related to strategic investments held by the Company
(8) Represents impairment and other charges recorded to report the held for sale Indian Motorcycle business at fair value less an amount of estimated transaction costs

Liquidity and Capital Resources
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
We believe that existing cash balances and cash flows to be generated from operating activities, borrowing capacity under our credit facility and from future issuances or borrowings of long-term debt, will be sufficient to fund operations, new product development, capital investments, cash dividends to shareholders, and repurchases and retirement of common stock for at least the next 12 months and for the foreseeable future thereafter.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	For the Years Ended December 31,
	2025	2024	Change 2025 vs. 2024	2023	Change 2024 vs. 2023
Total cash provided by (used for):
Operating activities	$741.0	$268.2	$472.8	$925.8	$(657.6)
Investing activities	(139.5)	(270.9)	131.4	(462.0)	191.1
Financing activities	(693.0)	(59.2)	(633.8)	(431.3)	372.1
Operating Activities:
The increase in net cash provided by operating activities in 2025 was primarily the result of working capital improvements, partially offset by lower net income.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities decreased due to a reduction in property, equipment and tooling purchases, as well as strategic investments in 2024 that did not recur in 2025.
Financing Activities:
The increase in net cash used for financing activities was primarily the result of net repayments under debt arrangements in 2025 compared to net borrowings under debt arrangements in 2024, as well as lower share repurchases. Net repayments totaled $543.6 million in 2025 compared to net borrowings of $165.8 million in 2024.
Financing Arrangements:
We were party to an unsecured Master Note Purchase Agreement, as amended and supplemented, under which we previously issued senior notes. All outstanding unsecured senior notes were prepaid in full in June 2025 using proceeds of revolving loans under the Company’s unsecured credit facility.
We are also party to an unsecured credit facility, which includes a $1.4 billion variable interest rate Revolving Loan Facility that matures in December 2029, under which we have unsecured borrowings. As of December 31, 2025, there were borrowings of $35.4 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, pursuant to which $475.0 million was outstanding as of December 31, 2025. We are required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. We amended the agreement governing the credit facility (the “Credit Facility Amendment”) in June 2025 to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits us from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain of our subsidiaries may incur. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. As of December 31, 2025, we had $1.4 billion of availability on the Revolving Loan Facility.
In July 2024, we amended the credit facility to provide for a new incremental 364-day term loan in the amount of $400 million (the “Incremental Term Loan Facility”). At the time of issuance, the Incremental Term Loan Facility had a term ending in July 2025. The Credit Facility Amendment extended the maturity date of the Incremental Term Loan Facility to June 26, 2026. The Incremental Term Loan Facility was prepaid in full in November 2025 using proceeds from the Company’s Senior Notes due 2031 issued in November 2025 in an underwritten public offering.
The credit agreement contains covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Credit Facility Amendment completed in June 2025 modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026.
In November 2023, we issued $500 million aggregate principal amount of 6.95% Senior Notes due 2029 in an underwritten public offering. We received approximately $492 million in net proceeds from the notes offering after deducting the underwriting discount and other fees and expenses. The 6.95% Senior Notes bear interest at a rate of 6.95% per year and mature in March 2029. In November 2025, the Company issued $500 million aggregate principal amount of 5.60% Senior Notes due 2031 in an underwritten public offering. The Company received approximately $497 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 5.60% Senior Notes bear interest at a rate of 5.60% and mature in March 2031. All of the Company’s senior notes are governed by an indenture and are subject to customary covenants and make-whole provisions upon early redemption.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, we completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $36.8 million was outstanding as of December 31, 2025.
As of December 31, 2025 and December 31, 2024, we were in compliance with all debt covenants. Our debt to total capital ratio was 65 percent and 62 percent as of December 31, 2025 and December 31, 2024, respectively. Additionally, as of December 31, 2025, we had outstanding letters of credit of $58.4 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We did not repurchase shares of our common stock in open-market transactions under our share repurchase program during 2025. As of December 31, 2025, up to an additional $1.1 billion of our common stock remains available for repurchase under our share repurchase program.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of ORVs, snowmobiles, motorcycles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. As of December 31, 2025 and 2024, the outstanding amount financed worldwide by dealers under these arrangements was approximately $2,085.5 million and $2,255.5 million, respectively. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of December 31, 2025, the potential aggregate repurchase obligations were approximately $333.9 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party finance companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements. During 2025, consumers financed 30 percent of our vehicles sold in the United States through these arrangements. The volume of installment credit contracts written in calendar year 2025 with these institutions was $1,436.3 million, a three percent decrease from 2024.

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
Revenue recognition. For the majority of wholegood vehicles, boats, and PG&A, revenue is recognized when we transfer control of the product to our customer (primarily dealers and distributors). With respect to services provided by us, revenue is recognized upon completion of the service or over the term of the service agreement in proportion to the costs expected to be incurred in satisfying the obligations over the service period. Revenue is measured based on the amount of consideration that we expect to be entitled to in exchange for the goods or services transferred. Sales, value add, and other taxes collected from a customer concurrent with revenue-producing activities are excluded from revenue. When the right of return exists, we adjust the consideration for the estimated effect of returns. We estimate expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future. We have agreed to repurchase products repossessed by finance companies up to certain limits. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repurchased product plus costs of repossession and the amount received on the resale of the repossessed product.
Sales promotions and incentives. We accrue for estimated sales promotion and incentive expenses, which are recognized as a component of sales in measuring the amount of consideration we expect to receive in exchange for transferring goods or providing services. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume incentives, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs, planned programs, and historical rates for each product line. We record these amounts as a liability in the consolidated balance sheets until they are ultimately paid. As of December 31, 2025 and 2024, accrued sales promotions and incentives were $278.4 million and $249.0 million, respectively. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the customer usage rate varies from historical trends. Adjustments to sales promotion and incentive accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Product warranties. We typically provide a limited warranty for our vehicles and boats for a period of six months to ten years, depending on the product. We provide longer warranties in certain geographical markets as determined by local regulations and customary practice and may also provide longer warranties related to certain promotional programs. Our standard warranties require us, generally through our dealer network, to repair or replace defective products during such warranty periods. The warranty reserve is established at the time of sale to the dealer or distributor based on management’s best estimate using historical rates and trends. We record these amounts as a liability in the consolidated balance sheets until they are ultimately paid. As of December 31, 2025 and 2024, the accrued warranty liability was

$135.5 million and $162.8 million, respectively. Adjustments to the warranty reserve are made based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve includes the estimated costs related to recalls, which are accrued when probable and estimable. Factors that could have an impact on the warranty accrual include the following: changes in manufacturing quality, shifts in product mix, changes in warranty coverage periods, impacts on product usage (including weather), product recalls and changes in sales volume. Amounts estimated to be due and payable could differ materially from what will ultimately transpire in the future and have a material adverse effect on our financial condition and results of operations.
Product liability. We are subject to product liability claims in the normal course of business. We purchase excess insurance coverage annually for product liability claims. We self-insure product liability claims before the policy date and up to the purchased insurance coverage after the policy date. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. There is significant judgment and estimation required in evaluating the possible outcomes and potential losses of product liability matters. We utilize actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2025 and 2024, we had accruals of $374.1 million and $385.3 million, respectively, for the probable payment of pending claims related to product liability litigation associated with our products. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposure to product liability claims. As of December 31, 2025 and 2024, we recorded $182.5 million and $227.1 million, respectively, for probable insurance recoveries related to product liability accruals. Adverse determination of material product liability claims made against us could have a material adverse effect on our financial condition and results of operations.
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
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined considering a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including discount rates, assumptions in our long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year long-term planning period. The five-year growth rates for revenues and EBITDA vary for each reporting unit being evaluated. Revenues and EBITDA beyond five years are projected to grow at a terminal growth rate consistent with industry expectations. Actual results may differ significantly from those used in our valuations. The forecasted future cash flows are discounted using a discount rate developed for each reporting unit. The discount rates were developed using market observable inputs, as well as our assessment of risks inherent in the future cash flows of each respective reporting unit.
In estimating fair value using the market approach, we identify a group of comparable publicly traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of revenue and EBITDA. We determine our estimated values by applying these comparable revenue and EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods. Inputs used to estimate these fair values include significant unobservable inputs that reflect our assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
In the second quarter of 2025, as a result of a continued decline in financial performance and prolonged deterioration of industry conditions, the Company determined it was more-likely-than-not that the fair value of the On Road reporting unit was less than its carrying value. As a result, the Company performed an interim quantitative goodwill impairment test of the On Road reporting unit in the second quarter of 2025. As a result of this analysis, the Company recorded an impairment charge of $52.6 million in the second quarter of 2025 related to goodwill of the On Road reporting unit. Subsequent to the impairment charge, there is no remaining goodwill balance for the On Road reporting unit.
In the fourth quarter of 2025, we completed the annual impairment test. It was determined that goodwill was not impaired as each reporting unit’s fair value exceeded its carrying value. We completed a quantitative goodwill test for the Off Road and Marine reporting units. No assessment was performed for the On Road reporting unit as it did not have a goodwill balance as of the annual testing date. The difference between the fair value and carrying value for both the Off Road and Marine reporting units was in excess of 10%. While management believes the projections, discount rate, and other assumptions and judgments made were reasonable, the estimated fair value for the Marine reporting unit was particularly dependent upon future industry strength which will provide improved sales, margin expansion and cash flow growth. As a result, there can be no assurance that the estimates and assumptions made in our analysis will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecast or our assumptions change pertaining to the markets in which we compete, it is possible that an impairment charge could be recorded in a future accounting period.
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
In the fourth quarter of 2025, we completed the annual impairment test for indefinite-lived intangible assets, and also tested our amortizable developed technology intangible asset for impairment. As a result of entering into a definitive agreement for the sale of the Indian Motorcycle business, impairment charges of $17.5 million were recorded during the fourth quarter of 2025 related to an indefinite-lived brand/trade name in the Company’s On Road segment. Additionally, we recorded impairment charges of $53.9 million during the fourth quarter of 2025 related to an indefinite-lived brand/trade name and an amortizable developed technology intangible asset in the Company’s Off Road segment as a result of changes in the planned usage of such assets. It was determined that all other remaining intangible assets were not impaired.

New Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Organization and Significant Accounting Policies—New accounting pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Inflation, Foreign Exchange Rates, and Interest Rates
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, copper, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Further, the ultimate cost of certain commodities, raw materials, components and parts can fluctuate based on changes in international trade relations and trade policy, including those related to tariffs. We generally buy commodities and components based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity hedging contracts in order to manage fluctuating market prices of certain commodities such as steel and diesel fuel. Total commodities, excluding the impact of tariffs and related items, had an approximately neutral impact on our gross profit margins for 2025 when compared to 2024. Based on our current outlook for commodity prices, excluding the impact of tariffs and related items, we expect total commodities to have an unfavorable impact on our gross profit margins for 2026 when compared to 2025.
Foreign Exchange Rates:
The changing relationships of the U.S. dollar to foreign currencies can have a material impact on our financial results.
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impacts sales, cost of sales, and net (loss) income.
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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. We are most exposed to the Euro and Canadian dollar. All other things being equal, at current annual volumes, a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Euro impacts annual operating income by approximately $17 million and a hypothetical 10 percent fluctuation of the U.S. dollar compared to the Canadian Dollar impacts annual operating income by approximately $41 million.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. A portion of our foreign currency exposure is mitigated with the following open foreign currency hedging contracts as of December 31, 2025:

Foreign Currency		Foreign currency hedging contracts
	Currency Position	Notional amounts (in millions of U.S. dollars)	Average exchange rate of open contracts
Australian Dollar	Long	$18.3	$0.65 to 1 AUD
Canadian Dollar	Long	$127.6	$0.72 to 1 CAD
Mexican Peso	Short	$55.6	18.9 Peso to $1
In 2025, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net (loss) income compared to 2024. We expect currencies to have a positive impact on net income in 2026 compared to 2025.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility and a $500.0 million Term Loan Facility. Interest accrues on the revolving loan and term loans at variable rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. As of December 31, 2025, there was $35.4 million outstanding on the Revolving Loan Facility and $475.0 million outstanding on the Term Loan Facility. We enter into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. Based on the unhedged variable-rate debt included in our debt portfolio as of December 31, 2025, a 100 basis point increase or decrease in interest rates would increase or decrease interest expense by approximately $1 million.
Our senior notes bear interest at fixed rates. We are subject to changes in the fair value of fixed-rate borrowings as a result of potential changes in prevailing interest rates. Changes in the fair value of fixed-rate borrowings have no impact on the amount of interest incurred, cash flows or our financial position.

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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2025.
Management’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion thereon.

/S/ MICHAEL T. SPEETZEN

Michael T. Speetzen
Chief Executive Officer

/S/ ROBERT P. MACK

Robert P. Mack
Chief Financial Officer
February 13, 2026
Further discussion of our internal controls and procedures is included in Item 9A of this Annual Report under the caption “Controls and Procedures.”

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Polaris Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Polaris Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Polaris Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Polaris Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Polaris Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Liability

Description of the Matter	At December 31, 2025, the Company had an accrual of $374.1 million for product liability litigation associated with the Company’s products. As discussed in Note 14 to the consolidated financial statements, the Company is subject to product liability claims in the normal course of business. The Company records a product liability accrual for losses that are probable and reasonably estimable utilizing historical trends and actuarial analysis, along with an analysis of current claims. The Company estimates the value of probable insurance recoveries associated with its product liability accrual based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2025, the Company’s receivable for insurance recoveries amounted to $182.5 million.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the product liability accrual process. These include controls over management’s assessment of the actuarial analysis utilized within the estimate, management’s oversight of product liability trends including claims movement and settlement costs incurred, and the completeness and accuracy of the underlying claims data utilized to project future costs.

To evaluate the reasonableness of the product liability accrual, our audit procedures included testing the completeness and accuracy of the underlying claims data used in management’s actuarial analysis, utilized to project future costs of claims. Additionally, we evaluated the claims and spend activity from inquiries of internal legal counsel and management, as well as legal letters obtained from internal and external legal counsel. To test the measurement of the product liability claims, we evaluated the method of measuring the contingency and tested the accuracy and completeness of the data used to determine a range of loss.

Goodwill

Description of the Matter	At December 31, 2025, the Company’s goodwill related to the Marine reporting unit was $230.6 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested at least annually (as of the first day of the fourth quarter) for impairment and is tested for impairment more frequently when events or changes in circumstances indicate that the asset might be impaired.

Auditing management’s annual goodwill impairment assessment for this reporting unit was complex and judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates used in the valuation of the unit was sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates, and earnings before interest, taxes, depreciation and amortization (EBITDA) margins, which are affected by expectations about future market or economic conditions.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill assessment, including controls over the significant assumptions used in the fair value measurements discussed above.

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
Minneapolis, Minnesota
February 13, 2026

POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$138.0	$287.8
Trade receivables, net	237.5	192.3
Inventories, net	1,412.4	1,741.5
Prepaid expenses and other	366.9	395.7
Income taxes receivable	2.0	15.1
Current assets held for sale	49.8	—
Total current assets	2,206.6	2,632.4
Property and equipment, net	1,030.6	1,186.7
Investment in finance affiliate	131.5	136.7
Deferred tax assets	525.5	384.6
Goodwill and other intangible assets, net	800.0	936.2
Operating lease assets	121.0	127.2
Other long-term assets	78.5	121.4
Total assets	$4,893.7	$5,525.2
Liabilities and Equity
Current liabilities:
Current financing obligations	$34.8	$434.3
Accounts payable	762.5	562.8
Accrued expenses	1,355.0	1,259.7
Other current liabilities	40.5	36.4
Current liabilities held for sale	50.5	—
Total current liabilities	2,243.3	2,293.2
Long-term financing obligations	1,504.7	1,638.1
Other long-term liabilities	306.1	293.4
Total liabilities	$4,054.1	$4,224.7
Deferred compensation	$6.7	$6.4
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.5 and 56.1 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,328.9	1,265.9
(Accumulated deficit) retained earnings	(469.0)	148.9
Accumulated other comprehensive loss, net	(32.1)	(125.5)
Total shareholders’ equity	828.4	1,289.9
Noncontrolling interest	4.5	4.2
Total equity	832.9	1,294.1
Total liabilities and equity	$4,893.7	$5,525.2
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In millions, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Sales	$7,152.0	$7,175.4	$8,934.4
Cost of sales	5,783.3	5,708.6	6,974.5
Gross profit	1,368.7	1,466.8	1,959.9
Operating expenses:
Selling and marketing	505.0	500.4	542.3
Research and development	371.9	336.9	374.3
General and administrative	541.8	436.5	422.8
Goodwill impairment	52.6	—	—
Loss on disposal group held for sale	330.4	—	—
Total operating expenses	1,801.7	1,273.8	1,339.4
Income from financial services	84.3	97.6	80.4
Operating (loss) income	(348.7)	290.6	700.9
Non-operating expense:
Interest expense	131.4	137.0	125.0
Other expense (income), net	52.6	12.8	(44.5)
(Loss) income before income taxes	(532.7)	140.8	620.4
(Benefit) provision for income taxes	(67.9)	29.6	117.7
Net (loss) income	(464.8)	111.2	502.7
Net (income) loss attributable to noncontrolling interest	(0.7)	(0.4)	0.1
Net (loss) income attributable to Polaris Inc.	$(465.5)	$110.8	$502.8

Net (loss) income per share attributable to Polaris Inc. common shareholders:
Basic	$(8.18)	$1.96	$8.80
Diluted	$(8.18)	$1.95	$8.71
Weighted average shares outstanding:
Basic	56.9	56.5	57.1
Diluted	56.9	56.8	57.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(464.8)	$111.2	$502.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	88.8	(61.9)	32.2
Unrealized gain (loss) on derivative instruments	5.1	(5.5)	(8.8)
Retirement plan and other activity	(0.5)	(0.6)	6.6
Comprehensive (loss) income	(371.4)	43.2	532.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.7)	(0.4)	0.1
Comprehensive (loss) income attributable to Polaris Inc.	$(372.1)	$42.8	$532.8
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2022	57.0	$0.6	$1,152.1	$33.8	$(87.5)	$2.5	$1,101.5
Employee stock compensation	0.6	—	57.4	—	—	—	57.4
Deferred compensation	—	—	1.6	0.7	—	—	2.3
Proceeds from stock issuances under employee plans	0.5	—	52.8	—	—	—	52.8
Cash dividends paid (1)	—	—	—	(147.3)	—	—	(147.3)
Repurchase and retirement of common shares	(1.6)	—	(32.1)	(146.5)	—	—	(178.6)
Net income (loss)	—	—	—	502.8	—	(0.1)	502.7
Other comprehensive income	—	—	—	—	30.0	—	30.0
Balance, December 31, 2023	56.5	$0.6	$1,231.8	$243.5	$(57.5)	$2.4	$1,420.8
Employee stock compensation	0.5	—	49.2	—	—	—	49.2
Deferred compensation	—	—	(0.1)	4.0	—	—	3.9
Proceeds from stock issuances under employee plans	0.1	—	6.0	—	—	—	6.0
Cash dividends paid (1)	—	—	—	(147.7)	—	—	(147.7)
Repurchase and retirement of common shares	(1.0)	—	(21.0)	(61.7)	—	—	(82.7)
Addition of noncontrolling interest	—	—	—	—	—	2.0	2.0
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	110.8	—	0.4	111.2
Other comprehensive loss	—	—	—	—	(68.0)	—	(68.0)
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
Employee stock compensation	0.4	—	59.9	—	—	—	59.9
Deferred compensation	—	—	0.6	(0.9)	—	—	(0.3)
Proceeds from stock issuances under employee plans	0.1	—	3.7	—	—	—	3.7
Cash dividends paid (1)	—	—	—	(150.3)	—	—	(150.3)
Repurchase and retirement of common shares	(0.1)	—	(1.2)	(1.2)	—	—	(2.4)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.4)	(0.4)
Net (loss) income	—	—	—	(465.5)	—	0.7	(464.8)
Other comprehensive income	—	—	—	—	93.4	—	93.4
Balance, December 31, 2025	56.5	$0.6	$1,328.9	$(469.0)	$(32.1)	$4.5	$832.9
(1) Polaris Inc. declared and paid cash dividends of $2.68, $2.64, and $2.60 per share for the years ended December 31, 2025, 2024, and 2023, respectively.
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net (loss) income	$(464.8)	$111.2	$502.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	286.5	286.3	258.9
Noncash compensation	59.9	49.2	57.4
Noncash income from financial services	(42.1)	(53.8)	(41.5)
Deferred income taxes	(139.1)	(86.7)	(86.8)
Impairment charges	155.9	29.5	—
Loss on disposal group held for sale	327.1	—	—
Other, net	5.2	0.1	(0.8)
Changes in operating assets and liabilities:
Trade receivables	(34.1)	103.4	49.0
Inventories	183.6	39.5	115.1
Accounts payable	196.7	(141.8)	(143.8)
Accrued expenses	137.4	158.8	217.1
Income taxes payable/receivable	24.3	(11.0)	18.6
Prepaid expenses and other, net	44.5	(216.5)	(20.1)
Net cash provided by operating activities	741.0	268.2	925.8
Investing Activities:
Purchase of property and equipment, net	(182.9)	(261.7)	(412.6)
Investments in finance affiliate	(14.2)	(10.0)	(43.5)
Distributions from finance affiliate	61.5	68.2	37.0
Investments in and distributions from other affiliates	(3.9)	(4.7)	(20.2)
Acquisition of developed technology assets	—	(62.7)	—
Acquisitions and disposals of businesses, net of cash acquired	—	—	(22.7)
Net cash used for investing activities	(139.5)	(270.9)	(462.0)
Financing Activities:
Borrowings under financing obligations	3,141.7	3,694.6	2,770.0
Repayments under financing obligations	(3,685.3)	(3,528.8)	(2,928.2)
Repurchase and retirement of common shares	(2.4)	(82.7)	(178.6)
Cash dividends to shareholders	(150.3)	(147.7)	(147.3)
Cash dividend to noncontrolling interest	(0.4)	(0.6)	—
Proceeds from stock issuances under employee plans	3.7	6.0	52.8
Net cash used for financing activities	(693.0)	(59.2)	(431.3)
Impact of currency exchange rates on cash balances	24.8	(18.0)	10.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(66.7)	(79.9)	43.2
Cash, cash equivalents and restricted cash at beginning of period	303.0	382.9	339.7
Cash, cash equivalents and restricted cash at end of period	$236.3	$303.0	$382.9

Supplemental Cash Flow Information:
Interest paid on financing obligations	$125.5	$141.5	$120.6
Income taxes paid	$47.2	$123.6	$187.2
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$138.0	$287.8	$367.8
Current assets held for sale	82.2	—	—
Other long-term assets	16.1	15.2	15.1
Total	$236.3	$303.0	$382.9
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
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Input Level	December 31, 2025	December 31, 2024
Assets
Non-qualified deferred compensation assets	Level 1	$53.5	$50.1
Foreign currency contracts, net	Level 2	1.5	—
Interest rate contracts, net	Level 2	—	1.0
Commodity contracts, net	Level 2	0.6	—
Liabilities
Non-qualified deferred compensation liabilities	Level 1	$(53.5)	$(50.1)
Foreign currency contracts, net	Level 2	—	(0.9)
Interest rate contracts, net	Level 2	(0.1)	—
Commodity contracts, net	Level 2	—	(1.6)
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of December 31, 2025 and December 31, 2024, the fair value of the Company’s financing obligations was approximately $1,575.9 million and $2,103.5 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $1,539.5 million and $2,072.4 million as of December 31, 2025 and December 31, 2024, respectively.
The Company measures certain assets and liabilities at fair value on a nonrecurring basis. This includes assets and liabilities of disposal groups held for sale, which are measured at the lower of carrying value or fair value less cost to sell. Refer to Note 4 for additional information. The Company will impair an investment and recognize a loss if and when events or circumstances indicate that impairment has occurred. The amount of loss is determined by measuring the investment at fair value. Refer to Note 12 for additional information.
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
Investment in other affiliates. The Company’s investments in other affiliates are included within other long-term assets in the consolidated balance sheets, and represent the Company’s strategic investments in nonmarketable securities of other companies. For each investment, the Company assesses the level of influence in determining whether to account for the investment under the cost method or equity method. The Company will impair an investment and recognize a loss if and when events or circumstances indicate that impairment has occurred. Refer to Note 12 for additional information.
Property and equipment. Property and equipment is stated at historical cost. Depreciation is determined using the straight-line method over the estimated useful life of the respective assets, ranging from 10-40 years for buildings and improvements and 3-7 years for equipment and tooling. Depreciation of assets recorded under finance leases is included within depreciation expense. Fully depreciated tooling is eliminated from the accounting records annually. The Company recorded $263.5 million, $264.4 million, and $241.2 million of depreciation expense for the years ended December 31, 2025, 2024 and 2023, respectively. A majority of the Company’s property and equipment is located in North America.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. As of December 31, 2025, as a result of entering into a definitive agreement for the sale of the Indian Motorcycle business, the Company determined the carrying amount of certain property and equipment and operating lease assets in the disposal group were not be recoverable and tested such assets for impairment. Fair value was measured based on a definitive sale agreement and the analysis resulted in impairment charges of $77.8 million which were included in loss on disposal group held for sale in the consolidated statements of (loss) income.
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
Under the quantitative goodwill impairment test, the fair value of each reporting unit is determined considering a discounted cash flow analysis and market approach. Determining the fair value of the reporting units requires the use of significant judgment, including as it relates to assumptions in the Company’s long-term business plan about future revenues and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the discount rate. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices, and growth expectations for the industries and end markets in which the Company participates.
In the second quarter of 2025, as a result of a continued decline in financial performance and prolonged deterioration of industry conditions, the Company determined it was more-likely-than-not that the fair value of the On Road reporting unit was less than its carrying value. As a result, the Company performed an interim quantitative goodwill impairment test of the On Road reporting unit in the second quarter of 2025. As a result of this analysis, the Company recorded an impairment charge of $52.6 million in the second quarter of 2025 related to goodwill of the On Road reporting unit. Subsequent to the impairment charge, there is no remaining goodwill balance for the On Road reporting unit.
For its annual test in the fourth quarter of 2025, the Company elected to perform a quantitative goodwill test for the Off Road and Marine reporting units. No assessment was performed for the On Road reporting unit as it did not have a goodwill balance as of the annual testing date.
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
Advertising expenses. The Company records advertising expenses as a component of selling and marketing expenses in the period in which they are incurred. In the years ended December 31, 2025, 2024 and 2023, the Company incurred $85.7 million, $85.5 million and $94.1 million of advertising expenses, respectively.
Restructuring expenses. The Company periodically initiates certain corporate restructuring programs to drive operating efficiencies. In the years ended December 31, 2025, 2024 and 2023, the Company incurred costs of $20.1 million, $23.4 million and $8.2 million, respectively, related to such activities, which primarily consisted of severance and other employee-related expenses. These activities are generally completed within a year of when they are initiated.
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
The activity in the warranty reserve during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$162.8	$181.1	$172.9
Additions charged to expense	135.9	165.4	209.1
Warranty claims paid, net	(163.2)	(183.7)	(200.9)
Balance at end of year	$135.5	$162.8	$181.1
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
Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. Such options are included in the lease term when it is reasonably certain that the option will be exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that the Company is reasonably certainty to exercise. Certain lease agreements include rental payments that are variable based on usage or are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Company enters into foreign exchange contracts to mitigate the potential impact of currency exposures from certain of its purchase commitments denominated in foreign currencies and transfers of funds from its foreign subsidiaries. These contracts met the criteria to be accounted for as cash flow hedges during the periods presented. Gains and losses on the Company’s foreign exchange contracts at settlement are recorded in cost of sales in the consolidated statements of (loss) income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into interest rate swaps to hedge the variable interest rate payments associated with the Company’s debt. These contracts met the criteria to be accounted for as cash flow hedges during the periods presented. Gains and losses on the Company’s interest rate swaps at settlement are recorded in interest expense in the consolidated statements of (loss) income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
The Company enters into commodity hedging contracts in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s products. Gains and losses on the Company’s commodity hedging contracts at settlement are recorded in cost of sales in the consolidated statements of (loss) income. The contracts are recorded in prepaid expenses and other or other current liabilities in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net.
Refer to Note 15 for additional information regarding derivative instruments and hedging activities.
Foreign currency translation. The functional currency for the Company’s foreign subsidiaries is typically their respective local currencies. The assets and liabilities in the Company’s foreign entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of the Company’s foreign entities are translated at the average foreign exchange rate in effect for each month of the quarter. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other expense (income), net in the consolidated statements of (loss) income.
New accounting pronouncements.
Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 is intended to enhance transparency into the nature and function of expenses. The amendments require, on an annual and interim basis, new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. This standard will be applicable for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027 and in periodic reports thereafter. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional disclosures when adopted in the Company’s Annual Report on Form 10-K for the year ending December 31, 2027 and in periodic reports thereafter.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	December 31, 2025	December 31, 2024
Inventories
Raw materials and purchased components	$623.7	$580.7
Service parts, garments and accessories	268.9	327.2
Finished goods	615.4	943.2
Less: reserves	(95.6)	(109.6)
Inventories, net	$1,412.4	$1,741.5
Property and equipment
Land, buildings and improvements	$665.8	$691.2
Equipment and tooling	1,659.7	1,779.2
	2,325.5	2,470.4
Less: accumulated depreciation	(1,294.9)	(1,283.7)
Property and equipment, net	$1,030.6	$1,186.7
Accrued expenses
Compensation	$266.1	$145.9
Warranties	135.5	162.8
Sales promotions and incentives	278.4	249.0
Dealer holdback	135.9	157.3
Other accrued expenses	539.1	544.7
Total accrued expenses	$1,355.0	$1,259.7
Other current liabilities
Current operating lease liabilities	$28.1	$28.8
Income taxes payable	12.4	7.6
Total other current liabilities	$40.5	$36.4
Other long-term liabilities
Long-term operating lease liabilities	$97.1	$99.7
Long-term income taxes payable	19.9	12.5
Deferred tax liabilities	7.3	6.1
Other long-term liabilities	181.8	175.1
Total other long-term liabilities	$306.1	$293.4

Note 3. Revenue Recognition
The following tables disaggregate the Company’s revenue by major product type and geography (in millions):

	For the Year Ended December 31, 2025
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$4,033.6	$734.9	$511.9	$5,280.4
PG&A	1,679.5	191.6	0.5	1,871.6
Total revenue	$5,713.1	$926.5	$512.4	$7,152.0

Revenue by geography
United States	$4,733.0	$429.3	$500.0	$5,662.3
Canada	381.1	28.5	10.3	419.9
EMEA	367.7	422.1	0.2	790.0
APLA	231.3	46.6	1.9	279.8
Total revenue	$5,713.1	$926.5	$512.4	$7,152.0

	For the Year Ended December 31, 2024
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$4,183.8	$804.7	$480.5	$5,469.0
PG&A	1,522.9	183.1	0.4	1,706.4
Total revenue	$5,706.7	$987.8	$480.9	$7,175.4

Revenue by geography
United States	$4,709.8	$452.5	$466.7	$5,629.0
Canada	396.2	38.9	11.1	446.2
EMEA	355.2	447.4	0.3	802.9
APLA	245.5	49.0	2.8	297.3
Total revenue	$5,706.7	$987.8	$480.9	$7,175.4

	For the Year Ended December 31, 2023
	Off Road	On Road	Marine	Total
Revenue by product type
Wholegoods	$5,374.9	$981.8	$765.4	$7,122.1
PG&A	1,609.5	202.8	—	1,812.3
Total revenue	$6,984.4	$1,184.6	$765.4	$8,934.4

Revenue by geography
United States	$5,787.3	$591.4	$743.5	$7,122.2
Canada	522.7	43.1	18.2	584.0
EMEA	405.3	480.2	0.7	886.2
APLA	269.1	69.9	3.0	342.0
Total revenue	$6,984.4	$1,184.6	$765.4	$8,934.4
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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$111.3	$110.3	$111.1
New contracts sold	51.8	50.0	49.1
Revenue recognized on existing contracts	(47.7)	(49.0)	(49.9)
Balance at end of year	$115.4	$111.3	$110.3
The Company expects to recognize approximately $36.9 million of the unearned amount over the 12 months following December 31, 2025, compared to $35.6 million as of December 31, 2024. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $78.5 million and $75.7 million as of December 31, 2025 and 2024, respectively.

Note 4. Assets and Liabilities Held for Sale
On October 10, 2025, the Company entered into a definitive agreement to sell a majority interest in the Indian Motorcycle business for a nominal sales price. Indian Motorcycle is a vertically integrated manufacturer and distributor of a full line of motorcycles included in the Company’s On Road segment. The Company has also agreed to provide certain transition services to the buyer generally for a period up to one year, depending on the nature of the service.
Related to the Indian Motorcycle business, the Company recorded impairment charges related to brand/trade name intangible assets, property and equipment, and operating lease assets. For additional information regarding the impairments, refer to Notes 1 and 8. The Indian Motorcycle business has been classified as held for sale as of December 31, 2025. Accordingly, the Company recorded the assets of the disposal group at fair value less cost to sell. For the year ended December 31, 2025, the Company recorded total charges of $330.4 million related to the disposal group, including amounts related to cash owed to the buyer, which were included in loss on disposal group held for sale in the consolidated statements of (loss) income. The charges resulted in a $52.4 million income tax benefit. The fair value of the assets and liabilities in the disposal group were measured based on a definitive sale agreement, which is considered a Level 3 input in the fair value hierarchy.
In addition to the definitive agreement to sell the Indian Motorcycle business, the Company has committed to a plan to divest its motorcycle manufacturing facility located in Vietnam. The assets and liabilities of that manufacturing facility also represent a disposal group. The combined carrying amounts of major classes of assets and liabilities of the disposal groups were as follows (in millions):

December 31, 2025
Cash and cash equivalents	$82.2
Inventories, net	176.6
Prepaid expenses and other	4.3
Property and equipment, net	17.9
Deferred tax assets	0.8
Valuation allowance on disposal group held for sale	(232.0)
Current assets held for sale	49.8

Accounts payable	2.7
Accrued expenses and other	47.8
Current liabilities held for sale	$50.5
The sale was completed on February 2, 2026. The loss on the sale of the Indian Motorcycle business to be recognized in the first quarter of 2026 is subject to customary closing adjustments and is not expected to be material to the Company’s consolidated financial statements.

Note 5. Share-Based Compensation
Share-based plans. The Company grants long-term equity-based incentives and awards for the benefit of its employees and directors under the shareholder approved Polaris Inc. 2024 Omnibus Incentive Plan (the “Omnibus Plan”). A maximum of 4,404,739 shares of common stock are available for issuance under the Omnibus Plan.
 Stock option awards granted to date under the Omnibus Plan generally vest one to three years from the award date and expire after ten years. In addition, since 2007, the Company has granted a total of 329,000 deferred stock units to its non-employee directors under the Omnibus Plan (with grants of 49,000, 22,000 and 16,000 units in 2025, 2024 and 2023, respectively), which will be converted into common stock when the directors’ board service ends or upon a change in control. Restricted units and performance-based restricted units (collectively, “restricted stock”) awarded under the Omnibus Plan generally vest one to three years from the award date. The final number of shares issued under performance-based awards are dependent on achievement of certain performance measures.
Under the Polaris Inc. Deferred Compensation Plan for Directors (“Director Plan”) and the Omnibus Plan, members of the Board of Directors who are not Polaris officers or employees may annually elect to receive common stock equivalents in lieu of director fees, which will be converted into common stock when board service ends. Alternatively, these common stock equivalents may be diversified into other investments until board service ends, pursuant to the terms of the Director Plan. Shares authorized under the Director Plan were exhausted in 2017, and of the 500,000 shares of common stock authorized, 73,000 common stock equivalents have been earned and 427,000 shares have been issued to retired directors as of December 31, 2025. Since 2017, the Company has granted a total of 110,000 common stock equivalents to its non-employee directors under the Omnibus Plan (with grants of 19,000, 12,000 and 12,000 units in 2025, 2024 and 2023, respectively). As of December 31, 2025 and 2024, the Company’s liability under the plans for the common stock equivalents totaled $8.4 million and $6.5 million, respectively.
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
Total share-based compensation expenses were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Option awards	$10.8	$12.0	$11.5
Other share-based awards	37.4	21.2	30.7
Total share-based compensation before tax	48.2	33.2	42.2
Tax benefit	11.8	8.1	10.3
Total share-based compensation expense included in net income	$36.4	$25.1	$31.9
These share-based compensation expenses are reflected in cost of sales and operating expenses in the consolidated statements of (loss) income. As of December 31, 2025, there was $41.6 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.1 years. Included in unrecognized share-based compensation expense is approximately $4.2 million related to stock options and $37.4 million for restricted stock.
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (ESOP). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient. See Note 6 for additional information.

General stock option and restricted stock information. The following summarizes stock option activity and the weighted-average exercise price for the Omnibus Plan for the year ended December 31, 2025:

	Omnibus Plan (Active)
	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2024	2,685,251	$103.66
Granted	887,888	48.76
Exercised	—	—
Forfeited/Expired	(335,506)	131.21
Balance as of December 31, 2025	3,237,633	$85.78

Options exercisable as of December 31, 2025	2,117,071	$99.56
 The weighted-average remaining contractual life of options outstanding and of options outstanding and exercisable as of December 31, 2025 was 5.4 years and 3.7 years, respectively. Substantially all unvested outstanding options are expected to vest.
The following assumptions were used to estimate the weighted-average fair value of options granted of $13.58, $31.79 and $43.39 during the years ended December 31, 2025, 2024 and 2023, respectively:

	For the Years Ended December 31,
	2025	2024	2023
Weighted-average volatility	44%	44%	45%
Expected dividend yield	5.5%	2.9%	2.2%
Expected term (in years)	5.9	5.8	5.4
Weighted-average risk-free interest rate	4.3%	3.9%	3.5%
No options were exercised during the year ended December 31, 2025. As of December 31, 2025, options outstanding had an intrinsic value of $12.5 million, and options outstanding and exercisable had zero intrinsic value. Intrinsic values are based on the Company’s closing stock price on the last trading day of the applicable year for in-the-money options.
The grant date fair value for performance awards with a total shareholder return (TSR) market condition were estimated using a Monte Carlo simulation model utilizing the following weighted-average assumptions:

	2024	2023
Weighted-average volatility	35%	50%
Expected dividend yield	2.9%	2.2%
Expected term (in years)	3.0	3.0
Weighted-average risk-free interest rate	4.2%	3.9%
The Company used its historical stock price as the basis for the Company’s volatility assumption. The assumed risk-free interest rates were based on U.S. Treasury rates in effect at the time of grant. The expected term was based on the vesting period. There were no TSR performance share awards granted during 2025. The weighted-average fair value used to record compensation expense for TSR performance share awards in 2024 and 2023 was $95.00 and $138.98 per award, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2025:

	Shares Outstanding	Weighted-Average Grant Price
Balance as of December 31, 2024	926,667	$115.76
Granted	912,601	40.76
Vested	(169,068)	120.98
Forfeited/Cancelled	(132,649)	85.75
Balance as of December 31, 2025	1,537,551	$64.05
Expected to vest as of December 31, 2025	1,432,037	$61.39
The shares granted above include zero performance restricted stock unit awards as none were granted during 2025.
The total intrinsic value of restricted stock expected to vest as of December 31, 2025 was $90.6 million. Intrinsic values are based on the Company’s closing stock price on the last trading day of the year. The weighted-average fair values at the grant dates of grants awarded under the Omnibus Plan for the years ended December 31, 2025, 2024 and 2023 were $40.76, $107.33 and $110.39, respectively.

Note 6. Employee Savings Plans
Employee Stock Ownership Plan (ESOP). The Company sponsors a qualified non-leveraged ESOP under which a maximum of 8,200,000 shares of common stock can be awarded. The shares are allocated to eligible participants’ accounts based on total cash compensation earned during the calendar year. An employee’s ESOP account vests equally after two and three years of service and requires no cash payments from the recipient. Participants may instruct the Company to pay respective dividends directly to the participant in cash or reinvest the dividends into the participants’ ESOP accounts. Employees who meet eligibility requirements can participate in the ESOP. Participants that meet certain age and service requirements are allowed to transfer balances, subject to limitation, to the Polaris 401(k) Retirement Savings Plan to diversify their investments. Total expense related to the ESOP was $16.2 million, $15.2 million and $17.3 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, there were 3,010,487 shares held in the plan.
Defined contribution plan. The Company sponsors a 401(k) defined contribution retirement plan covering substantially all U.S. employees. The Company matches 100 percent of employee contributions up to a maximum of five percent of eligible compensation. All contributions vest immediately. The cost of the defined contribution retirement plan was $28.3 million, $31.2 million and $31.9 million in 2025, 2024 and 2023, respectively.
Supplemental Executive Retirement Plan (SERP). The Company sponsors a SERP that provides executive officers of the Company an alternative to defer portions of their salary, cash incentive compensation, and Company matching contributions. The deferrals and contributions are held in a rabbi trust and are in funds to match the liabilities of the plan. The assets of the rabbi trust are recorded in other long-term assets in the consolidated balance sheets and the SERP liability is included in other long-term liabilities in the consolidated balance sheets. The asset and liability balances were $53.5 million and $50.1 million as of December 31, 2025 and 2024, respectively.
Executive officers and directors of the Company have the opportunity to defer certain restricted stock units. These restricted stock units are redeemable in Polaris common stock or in cash. After a holding period, the executive officer has the option to diversify the vested award into other funds available under the SERP. If the award is diversified, it must be redeemed in cash. Awards probable of vesting, for which the executive has not yet made an election to defer, and awards that have been deferred but have not yet vested and are probable of vesting are reported as deferred compensation in the temporary equity section of the consolidated balance sheets, as these awards have redemption features that are not yet solely within the control of the Company. The awards recorded in temporary equity are recognized at fair value as though the reporting date is also the redemption date, with any difference from stock-based compensation recorded in retained earnings. As of December 31, 2025, 106,000 shares were recorded at a fair value of $6.7 million in temporary equity, which includes $10.5 million of compensation cost and a $3.8 million cumulative fair value adjustment recorded through retained earnings.

Note 7. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of December 31, 2025	Maturity	December 31, 2025	December 31, 2024
Incremental term loan facility	—	—	$—	$400.0
Private senior notes	—	—	—	350.0
Senior notes due 2029	6.95%	March 2029	500.0	500.0
Revolving loan facility	2.23%	December 2029	35.4	282.0
Term loan facility	5.82%	December 2029	475.0	500.0
Senior notes due 2031	5.60%	March 2031	500.0	—
Finance lease obligations	5.24%	Various through 2029	7.3	8.1
Notes payable and other	4.28%	Various through 2030	39.2	47.1
Unamortized debt issuance costs and discounts			(17.4)	(14.8)
Total financing obligations			$1,539.5	$2,072.4
Less: Current financing obligations			34.8	434.3
Total long-term financing obligations			$1,504.7	$1,638.1
The following summarizes activity under the Company’s credit arrangements (in millions):

	2025	2024	2023
Total borrowings as of December 31	$1,510.4	$2,032.0	$1,858.2
Average outstanding borrowings during year	$1,987.2	$2,175.5	$2,159.3
Maximum outstanding borrowings during year	$2,241.6	$2,329.3	$2,386.6
Weighted-average interest rate as of December 31	5.82%	5.77%	5.67%
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of (loss) income over the expected remaining terms of the related debt.
As of December 31, 2025, the Company had open letters of credit totaling $58.4 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Private senior notes. In December 2010, the Company entered into an unsecured Master Note Purchase Agreement. In July 2018, the Company issued $350 million of unsecured senior notes due in July 2028 pursuant to the Master Note Purchase Agreement. All outstanding unsecured senior notes were prepaid in full in June 2025 using proceeds of revolving loans under the Company’s unsecured credit facility.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). In July 2018, the Company amended the credit facility to increase its Term Loan Facility to $1,180 million. An amendment was also completed in December 2024 that reduced the Term Loan Facility to $500.0 million, of which $475.0 million was outstanding as of December 31, 2025, and extend the maturity date of the Term Loan Facility to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. The amendment, completed in December 2024, also increased the Revolving Loan Facility to $1.4 billion, of which $35.4 million was outstanding as of December 31, 2025, and extended the maturity date to December 2029. In June 2025, the Company further amended the credit facility (the “Credit Facility Amendment”) to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits the Company from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain subsidiaries of the Company may incur. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement.

In July 2024, the Company amended the credit facility to provide for a new incremental 364-day term loan in the amount of $400 million (the “Incremental Term Loan Facility”). At the time of issuance, the Incremental Term Loan Facility had a term ending in July 2025. The Credit Facility Amendment extended the maturity date of the Incremental Term Loan Facility to June 26, 2026. The Incremental Term Loan Facility was prepaid in full in November 2025 using proceeds from the Company’s Senior Notes due 2031 issued in November 2025 in an underwritten public offering.
The credit agreement contains covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Credit Facility Amendment completed in June 2025 modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026. The Company was in compliance with all such covenants as of December 31, 2025.
Senior notes. In November 2023, the Company issued $500 million aggregate principal amount of 6.95% Senior Notes due 2029 in an underwritten public offering. The Company received approximately $492 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 6.95% Senior Note bear interest at a rate of 6.95% and mature in March 2029. In November 2025, the Company issued $500 million aggregate principal amount of 5.60% Senior Notes due 2031 in an underwritten public offering. The Company received approximately $497 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 5.60% Senior Notes bear interest at a rate of 5.60% and mature in March 2031. All of the Company’s senior notes are governed by an indenture and are subject to customary covenants and make-whole provisions upon early redemption.
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $36.8 million was outstanding as of December 31, 2025. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 8. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Goodwill	$348.8	$393.5
Other intangible assets, net	451.2	542.7
Total goodwill and other intangible assets, net	$800.0	$936.2

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 were as follows (in millions):

	Off Road	On Road	Marine	Total
Balance as of December 31, 2023	$116.6	$50.7	$227.1	$394.4
Goodwill acquired and related adjustments	0.4	—	3.5	3.9
Currency translation effect on foreign goodwill balances	(0.8)	(4.0)	—	(4.8)
Balance as of December 31, 2024	$116.2	$46.7	$230.6	$393.5
Goodwill impairment	—	(52.6)	—	(52.6)
Currency translation effect on foreign goodwill balances	2.0	5.9	—	7.9
Balance as of December 31, 2025	$118.2	$—	$230.6	$348.8
In the second quarter of 2025, as a result of a continued decline in financial performance and prolonged deterioration of industry conditions, the Company determined it was more-likely-than-not that the fair value of the On Road reporting unit was less than its carrying value. As a result, the Company performed a quantitative goodwill impairment test of the On Road reporting unit in the second quarter of 2025.
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
As a result of this analysis, the Company recorded an impairment charge of $52.6 million in the second quarter of 2025 related to goodwill of the On Road reporting unit. Subsequent to the impairment charge, there is no remaining goodwill balance for the On Road reporting unit. The charge is included in goodwill impairment in the consolidated statements of (loss) income.
There were no goodwill impairment charges recorded in 2025 related to the Off Road or Marine reporting units. As of December 31, 2025, accumulated impairment losses totaled $52.6 million under the Company’s current reportable segment structure.
The changes in the net carrying amount of other intangible assets for the years ended December 31, 2025 and 2024 were as follows (in millions):

	2025		2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Other intangible assets, beginning	$661.7	$(119.0)	$609.2	$(97.2)
Other intangible assets acquired	1.4	—	62.7	—
Other intangible assets disposed of	—	—	(0.1)	0.1
Other intangible assets impaired	(80.8)	9.4	(9.5)	—
Amortization expense	—	(23.0)	—	(21.9)
Currency translation effect on foreign balances	1.5	—	(0.6)	—
Other intangible assets, ending	$583.8	$(132.6)	$661.7	$(119.0)

The components of other intangible assets were as follows (in millions):

December 31, 2025	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable - dealer/customer related and other	19	342.5	(132.6)	209.9
Non-amortizable - brand/trade names		241.3	—	241.3
Total other intangible assets, net		$583.8	$(132.6)	$451.2

December 31, 2024	Weighted-average useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable - dealer/customer related	19	341.2	(114.8)	226.4
Amortizable - developed technology	10	62.7	(4.2)	58.5
Non-amortizable - brand/trade names		257.8	—	257.8
Total other intangible assets, net	18	$661.7	$(119.0)	$542.7
In the fourth quarter of 2025, as a result of entering into a definitive agreement for the sale of the Indian Motorcycle business, impairment charges of $17.5 million were recorded for the related non-amortizable brand/trade name in the Company’s On Road segment. This charge is included in loss on disposal group held for sale in the consolidated statements of (loss) income. Additional impairment charges of $53.9 million were recorded in the fourth quarter of 2025 related to a non-amortizable brand/trade name and amortizable developed technology in the Company’s Off Road segment as a result of changes in the planned usage of such assets. These charges were included in general and administrative expenses in the consolidated statements of (loss) income. In 2024, the Company recorded impairment charges of $9.5 million related to non-amortizable brand/trade names which have also been included in general and administrative expenses in the consolidated statements of (loss) income.
Amortization expense for other intangible assets for the years ended December 31, 2025, 2024 and 2023 was $23.0 million, $21.9 million and $17.7 million, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	2026	2027	2028	2029	2030
Estimated amortization expense	$18.4	$18.3	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 9. Income Taxes
The Company’s (loss) income before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2025	2024	2023
United States	$(538.1)	$1.3	$480.7
Foreign	5.4	139.5	139.7
(Loss) income before income taxes	$(532.7)	$140.8	$620.4

The (benefit) provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$20.0	$59.5	$139.8
State	4.8	13.0	21.7
Foreign	47.7	40.8	44.7
Deferred	(140.4)	(83.7)	(88.5)
Total (benefit) provision for income taxes	$(67.9)	$29.6	$117.7
Income taxes paid consisted of the following (in millions):

For the Year Ended December 31, 2025
Federal	$0.2
State	5.8
Foreign:
France	22.8
Mexico	7.7
Canada	3.5
Other	7.2
Total foreign	41.2
Total income taxes paid	$47.2
Reconciliations of the (benefit) provision for income taxes and the federal statutory income tax rate to the Company’s effective tax rate were as follows:

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(111.9)	21.0%
State and local taxes, net of federal benefit	(12.7)	2.4
Foreign tax effects:
France
Non-deductible goodwill impairment	9.0	(1.7)
Other	2.2	(0.4)
Switzerland	7.2	(1.3)
Other foreign jurisdictions	15.4	(2.9)
Effect of cross-border tax laws	(3.2)	0.6
Nontaxable or nondeductible items:
Stock based compensation	5.7	(1.1)
Other	4.3	(0.8)
Tax credits:
Research and development tax credit	(16.4)	3.1
Other	(0.4)	0.1
Changes in valuation allowances	26.0	(4.9)
Changes in unrecognized tax benefits	6.9	(1.3)
Effective income tax rate	$(67.9)	12.8%

For the year ended December 31, 2025, the net state income tax benefit included deferred tax effects from temporary differences primarily in Alabama, Minnesota, and Wisconsin, offset by current state income tax expense in Texas, Ohio, Oregon, Washington, Tennessee, North Carolina, Pennsylvania, and Louisiana. These jurisdictions collectively represent more than 50% of the net state and local income tax effect.

	For the Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(1.9)	1.7
Employee stock ownership plan	(1.2)	(0.3)
Domestic international provisions	2.5	(0.3)
Research and development tax credit	(11.4)	(4.0)
Stock based compensation	3.0	(0.1)
Valuation allowance	3.9	—
Foreign tax rate differential	6.2	1.2
Foreign-derived intangible income	(2.7)	(0.5)
Other permanent differences	1.6	0.3
Effective income tax rate	21.0%	19.0%
Undistributed earnings relating to certain non-U.S. subsidiaries are considered to be permanently reinvested. While these earnings would no longer be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable to non-U.S. countries. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
The Company utilizes the liability method of accounting for income taxes whereby deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The net deferred income taxes consisted of the following (in millions):

	As of December 31,
	2025	2024
Deferred income taxes:
Inventories	$125.4	$119.1
Accrued expenses and other	187.4	167.1
Intangible assets	(56.1)	(64.5)
Capitalized research expenditures	201.1	172.7
Property and equipment	(20.1)	(69.9)
Operating lease assets	(33.2)	(35.0)
Operating lease liabilities	33.9	35.0
Employee compensation and benefits	44.5	45.8
Net operating loss and other loss carryforwards	90.7	29.5
Valuation allowance	(55.4)	(21.4)
Total net deferred income tax asset	$518.2	$378.4
As of December 31, 2025, the Company had available unused international net operating loss carryforwards of $112.5 million. The net operating loss carryforwards will expire at various dates from 2026 to 2032, with certain jurisdictions having indefinite carryforward terms.

The Company classifies liabilities related to unrecognized tax benefits as long-term income taxes payable within other long-term liabilities in the consolidated balance sheets. The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes in the consolidated statements of (loss) income. Reserves related to potential interest are recorded as a component of long-term income taxes payable. The federal benefit of state taxes and interest related to the reserves is recorded as a component of deferred taxes. The entire balance of unrecognized tax benefits as of December 31, 2025, if recognized, would affect the Company’s effective tax rate. Tax years 2017 through 2025 remain open to examination by certain tax jurisdictions to which the Company is subject.
Reconciliations of the beginning and ending unrecognized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2025	2024
Balance as of January 1,	$11.4	$11.2
Gross increases for tax positions of prior years	5.7	0.2
Gross increases for tax positions of current year	3.4	2.7
Decreases due to settlements and other prior year tax positions	(0.1)	—
Decreases for lapse of statute of limitations	(2.0)	(2.7)
Balance as of December 31,	18.4	11.4
Reserves related to potential interest and penalties as of December 31,	1.5	1.1
Unrecognized tax benefits as of December 31,	$19.9	$12.5

Note 10. Shareholders’ Equity
Share repurchase program. The Company has made the following share repurchases (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Total number of shares repurchased and retired	0.1	1.0	1.6
Total investment	$2.4	$82.7	$178.6
In October 2023, the Polaris Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. The Company did not repurchase shares of its common stock in open-market transactions under the share repurchase program during 2025. As of December 31, 2025, the Company was authorized to repurchase up to an additional $1.1 billion of the Company’s common stock. The repurchase of any shares under the share repurchase program will be dependent on management’s assessment of market conditions. The amounts reported above represent repurchases to facilitate transactions related to share-based compensation awards.
Stock purchase plan. The Company maintains an employee stock purchase plan (“Purchase Plan”). A total of 3.0 million shares of common stock are reserved for this plan. The Purchase Plan permits eligible employees to purchase common stock monthly at 95 percent of the average of the beginning and end of month stock prices. As of December 31, 2025, approximately 1.7 million shares had been purchased under the Purchase Plan.
Dividends. Quarterly and total year cash dividends declared and paid per common share for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Quarterly dividend declared and paid per common share	$0.67	$0.66	$0.65
Total dividends declared and paid per common share	$2.68	$2.64	$2.60
On January 29, 2026, the Polaris Board of Directors declared a regular cash dividend of $0.68 per share payable on March 16, 2026 to holders of record of such shares at the close of business on March 2, 2026.
Net (loss) income per share. Basic net (loss) income per share was computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under the Director Plan, the ESOP and deferred stock units under the Omnibus Plan. Diluted net (loss) income per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan. As a result of the Company’s net loss during 2025, outstanding stock options and certain share-based awards were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Reconciliations of these amounts are as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Weighted average number of common shares outstanding	56.2	56.0	56.7
Director Plan and deferred stock units	0.3	0.3	0.2
ESOP	0.4	0.2	0.2
Common shares outstanding—basic	56.9	56.5	57.1
Dilutive effect of restricted stock awards	—	0.3	0.3
Dilutive effect of stock option awards	—	—	0.3
Common and potential common shares outstanding—diluted	56.9	56.8	57.7
During 2025, 2024 and 2023, the number of options that were not included in the computation of diluted net (loss) income per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 3.3 million, 2.8 million and 1.7 million, respectively. As a result of the Company’s net loss during 2025, an additional 0.9 million of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance, net of tax, were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(124.5)	$(3.8)	$2.8	$(125.5)
Reclassification to the statement of income	—	(1.5)	(0.5)	(2.0)
Change in fair value	88.8	6.6	—	95.4
Balance as of December 31, 2025	$(35.7)	$1.3	$2.3	$(32.1)
See Note 15 for information on gains and losses related to the Company’s cash flow derivatives designated as hedging instruments.

Note 11. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A. (“Wells Fargo”), which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of ORVs, snowmobiles, motorcycles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of December 31, 2025, the total amount of receivables due from Polaris Acceptance was $33.1 million.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of (loss) income. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $131.5 million as of December 31, 2025 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of December 31, 2025, the outstanding amount of net receivables financed for dealers under this arrangement was $1,781.4 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables and Securitized Receivables during the prior calendar year. For calendar year 2025, the potential 15 percent aggregate repurchase obligation with respect to products repossessed by Polaris Acceptance was approximately $275.0 million.
Summarized financial information for Polaris Acceptance was as follows (unaudited) (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Revenues	$100.1	$121.5	$94.3
Interest and operating expenses	15.9	13.9	11.4
Net income	$84.2	$107.6	$82.9

	As of December 31,
	2025	2024
Finance receivables, net	$1,781.4	$1,842.2
Total assets	$1,781.4	$1,842.2
Notes payable	$1,470.8	$1,534.5
Other liabilities	47.6	34.3
Partners’ capital	263.0	273.4
Total liabilities and partners’ capital	$1,781.4	$1,842.2
Polaris Acceptance began financing substantially all of the Company’s United States sales of boats in the third quarter of 2024. This financing was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. As of December 31, 2025, the potential aggregate repurchase obligation with respect to products repossessed by Huntington was approximately $12.1 million.
The Company has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. For calendar year 2025, the potential aggregate repurchase obligations were approximately $46.8 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
As of December 31, 2025, the outstanding amount financed worldwide by dealers under arrangements with finance companies was approximately $2,085.5 million. As a part of its marketing program, the Company contributes to the cost of dealer financing up to certain limits and subject to certain conditions. Such expenditures are presented as a reduction of sales in the consolidated statements of (loss) income.
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

Note 12. Investment in Other Affiliates
The Company has certain strategic investments in nonmarketable securities of other companies. The Company had $7.5 million and $54.4 million of such investments as of December 31, 2025 and 2024, respectively. These investments are recorded as a component of other long-term assets in the consolidated balance sheets.
The Company impairs an investment and recognizes a loss if and when events or circumstances indicate that impairment has occurred. If qualitative factors indicate that an investment is impaired, a loss is recognized equal to the difference between the carrying value and fair value of the investment. The Company evaluates investments in nonmarketable securities for impairment utilizing level 3 fair value inputs. During 2025, the Company recorded impairment charges of $49.4 million related to a strategic investment as a result of a bona fide investment offer. During 2024, the Company recorded impairment charges of $20.0 million related to strategic investments. These impairments were recorded within other expense (income), net in the consolidated statements of (loss) income.

Note 13. Leases
Information on the Company’s leases is summarized as follows (in millions):

		As of December 31,
	Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$121.0	$127.2
Finance lease assets	Property and equipment, net (1)	4.9	5.4
Total lease assets		$125.9	$132.6
Liabilities
Current
Operating lease liabilities	Other current liabilities	$28.1	$28.8
Finance lease liabilities	Current financing obligations	1.9	1.6
Long-term
Operating lease liabilities	Other long-term liabilities	97.1	99.7
Finance lease liabilities	Long-term financing obligations	5.4	6.5
Total lease liabilities		$132.5	$136.6
(1) Finance lease assets are recorded net of accumulated amortization of $16.6 million and $13.2 million as of December 31, 2025 and 2024, respectively.

		For the Years Ended December 31,
Lease Cost	Classification	2025	2024
Operating lease cost (1)	Operating expenses and cost of sales	$51.9	$51.9
Finance lease cost
Amortization of lease assets	Operating expenses and cost of sales	1.4	1.2
Interest on lease liabilities	Interest expense	0.4	0.5
Total lease cost		$53.7	$53.6
(1) Includes short-term leases and variable lease costs, which are immaterial.

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases	Total
2026	$33.3	$2.2	$35.5
2027	28.5	2.2	30.7
2028	23.2	2.3	25.5
2029	19.6	1.3	20.9
2030	14.9	—	14.9
Thereafter	19.7	—	19.7
Total lease payments	$139.2	$8.0	$147.2
Less: interest	14.0	0.7
Present value of lease payments	$125.2	$7.3
(1) As of December 31, 2025, minimum lease payments for leases signed but not yet commenced were not material. There were no options to extend lease terms that were reasonably certain of being exercised as of December 31, 2025.

	As of December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	5.30	5.66
Finance leases	3.58	4.57
Weighted-average discount rate
Operating leases	3.94%	3.56%
Finance leases	5.24%	5.23%

	For the Years Ended December 31,
Other Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51.9	$51.9
Operating cash flows from finance leases	0.4	0.5
Financing cash flows from finance leases	1.7	1.6
Leased assets obtained in exchange for new operating lease liabilities	24.2	15.6

Note 14. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of December 31, 2025 and 2024, the Company had an accrual of $374.1 million and $385.3 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposure to product liability claims and are included as a component of prepaid expenses and other in the consolidated balance sheets. As of December 31, 2025 and 2024, the Company recorded $182.5 million and $227.1 million, respectively, for probable insurance recoveries related to product liability accruals.
Litigation. The Company is subject to lawsuits and claims arising in the normal course of business, including matters related to intellectual property, commercial matters, employment, warranty, product liability claims and putative class actions. Additional details about certain of the pending class actions and putative class actions are provided in Part I, Item 3 – Legal Proceedings.
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
The Company manages its interest rate risk by managing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company enters into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with these contracts, the Company pays interest based upon a fixed rate and receives variable rate interest payments based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. These contracts, with maturities through February 2026, met the criteria to be accounted for as cash flow hedges during the periods presented.
Commodity hedging contracts are entered into in order to manage fluctuating market prices of certain purchased commodities and raw materials that are integrated into the Company’s products. The Company’s commodity contracts, with maturities of less than one year, met the criteria to be accounted for as cash flow hedges during the periods presented.
The notional and fair values of the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

	December 31, 2025			December 31, 2024
	Notional Value (in U.S. Dollars)	Fair Value - Assets	Fair Value - Liabilities	Notional Value (in U.S. Dollars)	Fair Value - Assets	Fair Value - Liabilities
Foreign currency contracts	$201.5	$2.8	$(1.3)	$193.7	$5.9	$(6.8)
Interest rate contracts	400.0	—	(0.1)	400.0	1.0	—
Commodity contracts	53.7	0.8	(0.2)	62.5	—	(1.6)
Total	$655.2	$3.6	$(1.6)	$656.2	$6.9	$(8.4)
Assets are included in prepaid expenses and other and liabilities are included in accrued expenses in the consolidated balance sheets. Assets and liabilities are offset in the consolidated balance sheets if the right of offset exists.

The amounts of gains and losses related to the Company’s derivative financial instruments designated as cash flow hedges were as follows (in millions):

		For the Year Ended December 31, 2025
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign exchange contracts	Cost of sales	$1.8	$2.1
Interest rate contracts	Interest expense	1.6	(1.3)
Commodity contracts	Cost of sales	(1.9)	4.3
Total		$1.5	$5.1

		For the Year Ended December 31, 2024
Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in OCI
Foreign exchange contracts	Cost of sales	$8.5	$(3.9)
Interest rate contracts	Interest expense	5.3	0.5
Commodity contracts	Cost of sales	(2.6)	(2.1)
Total		$11.2	$(5.5)
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
The net amount of the existing gains or losses as of December 31, 2025 that is expected to be reclassified into the statements of income within the next 12 months is not expected to be material.

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

	For the Year Ended December 31, 2025
	Off Road	On Road	Marine	Total
Sales	$5,713.1	$926.5	$512.4	$7,152.0
Purchased materials, logistics and labor	4,286.1	714.5	420.1	5,420.7
Depreciation and amortization	171.1	30.5	9.0	210.6
Warranty	100.8	24.3	10.8	135.9
Reportable segment gross profit	$1,155.1	$157.2	$72.5	$1,384.8
Corporate costs and other				(16.1)
Total gross profit				$1,368.7

	For the Year Ended December 31, 2024
	Off Road	On Road	Marine	Total
Sales	$5,706.7	$987.8	$480.9	$7,175.4
Purchased materials, logistics and labor	4,250.3	744.5	382.4	5,377.2
Depreciation and amortization	170.1	34.1	8.1	212.3
Warranty	125.8	29.8	9.8	165.4
Reportable segment gross profit	$1,160.5	$179.4	$80.6	$1,420.5
Corporate costs and other				46.3
Total gross profit				$1,466.8

	For the Year Ended December 31, 2023
	Off Road	On Road	Marine	Total
Sales	$6,984.4	$1,184.6	$765.4	$8,934.4
Purchased materials, logistics and labor	5,149.7	867.9	574.2	6,591.8
Depreciation and amortization	156.6	29.3	6.6	192.5
Warranty	146.5	47.0	15.6	209.1
Reportable segment gross profit	$1,531.6	$240.4	$169.0	$1,941.0
Corporate costs and other				18.9
Total gross profit				$1,959.9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There have been no changes during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s internal control report is included in this Annual Report after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Item 9B. Other Information
Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections entitled “Proposal 1 – Election of Directors—Information Concerning Nominees and Directors,” “Corporate Governance—Committees of the Board,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Insider Trading Policies and Procedures” and “Delinquent Section 16(a) Reports” in the Polaris definitive Proxy Statement to be filed on or about March 17, 2026 for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”), are incorporated herein by reference. See also Item 1 “Executive Officers of the Registrant” in Part I hereof.

Item 11. Executive Compensation
The sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in the Company’s 2026 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2026 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Transactions” in the Company’s 2026 Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements
The financial statements listed in the Index to Financial Statements on page 39 are included in Part II of this Annual Report.
(2) Financial Statement Schedules
    Schedule II—Valuation and Qualifying Accounts is included on page 78 of this Annual Report.
All other supplemental financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The Exhibits to this Annual Report are listed in the Exhibit Index to Annual Report on Form 10-K on pages 79 to 82.
A copy of any of these Exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 13, 2026, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Polaris Inc., 2100 Highway 55, Medina, Minnesota 55340, Attention: Investor Relations.
(b) Exhibits
Included in Item 15(a)(3) above.
(c) Financial Statement Schedules
Included in Item 15(a)(2) above.

Item 16. Form 10-K Summary
None.

POLARIS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes(1)	Balance at End of Period
(In millions)
2023: Deducted from asset accounts—Allowance for doubtful accounts receivable	$8.7	$1.7	$(1.4)	$9.0
2024: Deducted from asset accounts—Allowance for doubtful accounts receivable	$9.0	$3.3	$(1.6)	$10.7
2025: Deducted from asset accounts—Allowance for doubtful accounts receivable	$10.7	$3.4	$(1.6)	$12.5
(1)    Uncollectible accounts receivable written off, net of recoveries

Inventory Reserve	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes(2)	Balance at End of Period
(In millions)
2023: Deducted from asset accounts—Allowance for obsolete inventory	$86.7	$34.6	$(26.2)	$95.1
2024: Deducted from asset accounts—Allowance for obsolete inventory	$95.1	$42.4	$(27.9)	$109.6
2025: Deducted from asset accounts—Allowance for obsolete inventory	$109.6	$40.8	$(54.8)	$95.6
(2)    Includes inventory disposals, net of recoveries, as well as balances presented as held for sale

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Additions Charged to Costs and Expenses (3)	Other Changes(4)	Balance at End of Period
(In millions)
2023: Deducted from asset accounts—Allowance for deferred tax assets	$16.6	$1.5	$(1.2)	$16.9
2024: Deducted from asset accounts—Allowance for deferred tax assets	$16.9	$5.5	$(1.0)	$21.4
2025: Deducted from asset accounts—Allowance for deferred tax assets	$21.4	$34.5	$(0.5)	$55.4
(3)    Increases related to losses, credits, impairments and capital losses without tax benefits
(4)    Decreases related to utilization of loss carryforwards and certain deferred tax assets

POLARIS INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
For Fiscal Year Ended December 31, 2025

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

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

4.a	Description of Securities, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

.b	Base Indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 16, 2023.

.c	First Supplemental Indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 16, 2023.

.d	Second Supplemental Indenture, dated as of November 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2025.

10.a	Polaris Industries Inc. Supplemental Retirement/Savings Plan, as amended and restated effective July 23, 2014, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

.b	Amendment to the Polaris Industries Inc. Supplemental Retirement/Savings Plan effective January 1, 2018 incorporated by reference to Exhibit 10.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

.c	Polaris Inc. Deferred Compensation Plan for Directors, as amended and restated, effective October 24, 2019, incorporated by reference to Exhibit 10.c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.d	Polaris Industries Inc. Senior Executive Annual Incentive Plan, as amended and restated effective February 27, 2018 incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

.e
Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to Annex A to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders filed March 13, 2020.*

.f	Form of Deferred Stock Award Agreement for shares of deferred stock granted to non-employee directors in 2007 under the Polaris Industries Inc. 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.t to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

.g	Form of the Deferred Stock Unit Award Agreement for units of deferred stock granted to non-employee directors under the Company’s Amended and Restated 2007 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2016.*

.h	Form of Nonqualified Stock Option Award Agreement made under the Polaris Industries Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2015), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed July 13, 2015.*

.i
Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 25, 2019), incorporated by reference to Exhibit 10.p to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

.j	Form of Nonqualified Stock Option Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.u to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.k	Form of Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.w to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.l	Form of Performance Restricted Stock Unit Award Agreement made under the Polaris Inc. 2007 Omnibus Incentive Plan (as Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.y the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

.m	Form of Nonqualified Stock Option Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.n	Form of Restricted Stock Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.o	Form of Performance Restricted Stock Unit Award Agreement (2023) made under the Polaris Inc. 2007 Omnibus Incentive Plan (As Amended and Restated April 30, 2020), incorporated by reference to Exhibit 10.e to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

.p	Employment Offer letter dated January 12, 2011 by and between the Company and James P. Williams, incorporated by reference to Exhibit 10.cc to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

.q	Fourth Amended and Restated Credit Agreement, dated July 2, 2018 by and among Polaris Industries Inc., Polaris Sales Europe Sàrl, any other Foreign Borrower (as defined therein) that hereafter becomes a party thereto, the Lenders named therein, U.S. Bank National Association, as Administrative Agent, Left Lead Arranger and Lead Book Runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and MUFG Bank, Ltd., as Joint Lead Arrangers, Joint Book Runners and Syndication Agents, and Bank of the West, Fifth Third Bank, JP Morgan Chase Bank N.A., PNC Bank, National Association and BMO Harris Bank N/A., as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2018.

.r
Incremental Amendment to Fourth Amended and Restated Credit Agreement dated as of April 9, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 13, 2020.

.s	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of May 26, 2020, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 29, 2020.

.t
Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated as of January 15, 2021, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 19, 2021.

.u	Amendment No. 3 dated as of June 30, 2021 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed June 30, 2021.

.v	Amendment No. 4 dated as of December 17, 2021 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 21, 2021.

.w	Amendment No. 5 dated as of December 16, 2022 to Fourth Amended and Restated Credit Agreement dated as of July 2, 2018 by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 20, 2022.

.x	Amendment No. 6 dated as of November 7, 2023 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2023.

.y	Amendment No. 7 dated as of July 26, 2024 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2024.

.z	Amendment No. 8 dated as of December 13, 2024 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.ddd to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

.aa	Amendment No. 9 dated as of June 27, 2025 to the Fourth Amended and Restated Credit Agreement dated as of July 2, 2018, by and among the Company, certain of its affiliates listed on the signature pages thereto, the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2025.

.bb	Offer Letter Agreement dated April 29, 2021 between Michael T. Speetzen and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.cc	Offer Letter Agreement dated April 29, 2021 between Robert P. Mack and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2021.*

.dd	Polaris Inc. 2024 Omnibus Incentive Plan, incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders filed on March 13, 2024.*

.ee	Form of Restricted Stock Award Agreement (2024) made under the Polaris Inc. 2024 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*

.ff	Form of CEO Severance Agreement, effective April 30, 2025, incorporated by reference to Exhibit 10.b to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*

.gg	Form of CFO Severance Agreement, effective April 30, 2025, incorporated by reference to Exhibit 10.c to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*

.hh	Form of Section 16 Officer Severance Agreement, effective April 30, 2025, incorporated by reference to Exhibit 10.d to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*

.ii	Transaction Bonus and Separation Benefits Agreement, dated October 10, 2025, by and between the Company and Michael D. Dougherty, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2025.*

19.1	Polaris Inc. Insider Trading Policy, effective July 1, 2024, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Polaris Inc. Compensation Clawback Policy, effective October 2, 2023, incorporated by reference to Exhibit 97 on Form 10-K for the year ended December 31, 2023.

101	The following financial information from Polaris Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of (Loss) Income for the years ended December 31, 2025, 2024 and 2023 (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Annual Report on Form 10-K of the Company for the year ended December 31, 2025 formatted in iXBRL.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 13, 2026.

POLARIS INC.
By:	/S/ MICHAEL T. SPEETZEN
Michael T. Speetzen
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ MICHAEL T. SPEETZEN	Chief Executive Officer (Principal Executive Officer)	February 13, 2026
Michael T. Speetzen

	/S/ ROBERT P. MACK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2026
Robert P. Mack

	*	Director	February 13, 2026
George W. Bilicic

	*	Director	February 13, 2026
Gary E. Hendrickson

	*	Director	February 13, 2026
Gwenne A. Henricks

	*	Director	February 13, 2026
Darryl R. Jackson

	*	Director	February 13, 2026
Bernd F. Kessler

	*	Director	February 13, 2026
Lawrence D. Kingsley

	*	Director	February 13, 2026
Gwynne E. Shotwell

	*	Chair of the Board	February 13, 2026
John P. Wiehoff

*By:	/S/ MICHAEL T. SPEETZEN		February 13, 2026
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