Form 10-Q
period 2026-03-31
Polaris Inc.
filed 2026-04-28
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 21, 2026, 56,886,167 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended March 31, 2026

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$282.0	$138.0
Trade receivables, net	249.0	237.5
Inventories, net	1,567.5	1,412.4
Prepaid expenses and other	434.0	366.9
Income taxes receivable	35.7	2.0
Current assets held for sale	21.8	49.8
Total current assets	2,590.0	2,206.6
Property and equipment, net	996.0	1,030.6
Investment in finance affiliate	133.8	131.5
Deferred tax assets	521.1	525.5
Goodwill and other intangible assets, net	795.0	800.0
Operating lease assets	113.1	121.0
Other long-term assets	92.5	78.5
Total assets	$5,241.5	$4,893.7
Liabilities and Equity
Current liabilities:
Current financing obligations	$34.8	$34.8
Accounts payable	833.5	762.5
Accrued expenses	1,226.1	1,355.0
Other current liabilities	33.0	40.5
Current liabilities held for sale	6.5	50.5
Total current liabilities	2,133.9	2,243.3
Long-term financing obligations	2,056.2	1,504.7
Other long-term liabilities	290.5	306.1
Total liabilities	$4,480.6	$4,054.1
Deferred compensation	$5.8	$6.7
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.9 and 56.5 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,348.8	1,328.9
Accumulated deficit	(560.3)	(469.0)
Accumulated other comprehensive loss, net	(38.7)	(32.1)
Total shareholders’ equity	750.4	828.4
Noncontrolling interest	4.7	4.5
Total equity	755.1	832.9
Total liabilities and equity	$5,241.5	$4,893.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF LOSS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Sales	$1,658.7	$1,535.8
Cost of sales	1,323.9	1,290.8
Gross profit	334.8	245.0
Operating expenses:
Selling and marketing	113.6	117.6
Research and development	82.3	82.9
General and administrative	162.5	102.7
Loss on disposal groups	31.6	—
Total operating expenses	390.0	303.2
Income from financial services	16.1	22.1
Operating loss	(39.1)	(36.1)
Non-operating expense:
Interest expense	30.4	34.1
Other (income) expense, net	(11.8)	0.9
Loss before income taxes	(57.7)	(71.1)
Benefit for income taxes	(10.5)	(4.4)
Net loss	(47.2)	(66.7)
Net income attributable to noncontrolling interest	(0.2)	(0.1)
Net loss attributable to Polaris Inc.	$(47.4)	$(66.8)
Net loss per share attributable to Polaris Inc. common shareholders:
Basic	$(0.83)	$(1.17)
Diluted	$(0.83)	$(1.17)
Weighted average shares outstanding:
Basic	57.4	56.9
Diluted	57.4	56.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net loss	$(47.2)	$(66.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14.3)	22.2
Unrealized gain on derivative instruments	7.8	5.2
Retirement plan and other activity	(0.1)	(0.1)
Comprehensive loss	(53.8)	(39.4)
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)
Comprehensive loss attributable to Polaris Inc.	$(54.0)	$(39.5)
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2025	56.5	$0.6	$1,328.9	$(469.0)	$(32.1)	$4.5	$832.9
Employee stock compensation	0.5	—	20.7	—	—	—	20.7
Deferred compensation	—	—	—	0.9	—	—	0.9
Proceeds from stock issuances under employee plans	—	—	2.6	—	—	—	2.6
Cash dividends declared and paid (1)	—	—	—	(39.0)	—	—	(39.0)
Repurchase and retirement of common shares	(0.1)	—	(3.4)	(5.8)	—	—	(9.2)
Net (loss) income	—	—	—	(47.4)	—	0.2	(47.2)
Other comprehensive loss	—	—	—	—	(6.6)	—	(6.6)
Balance, March 31, 2026	56.9	$0.6	$1,348.8	$(560.3)	$(38.7)	$4.7	$755.1

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
Employee stock compensation	0.2	—	12.6	—	—	—	12.6
Deferred compensation	—	—	0.1	1.8	—	—	1.9
Proceeds from stock issuances under employee plans	—	—	1.4	—	—	—	1.4
Cash dividends paid (1)	—	—	—	(37.5)	—	—	(37.5)
Repurchase and retirement of common shares	(0.1)	—	(1.2)	(1.2)	—	—	(2.4)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Net (loss) income	—	—	—	(66.8)	—	0.1	(66.7)
Other comprehensive income	—	—	—	—	27.3	—	27.3
Balance, March 31, 2025	56.2	$0.6	$1,278.8	$45.2	$(98.2)	$4.2	$1,230.6
(1) Polaris Inc. declared and paid a dividend of $0.68 and $0.67 per share for the three-month periods ended March 31, 2026 and March 31, 2025, respectively.

The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Operating Activities:
Net loss	$(47.2)	$(66.7)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	63.2	73.4
Noncash compensation	20.7	12.6
Noncash income from financial services	(9.7)	(11.7)
Deferred income taxes	4.3	5.6
Loss on disposal groups	31.6	—
Other, net	1.6	(0.5)
Changes in operating assets and liabilities:
Trade receivables	(17.1)	(15.0)
Inventories	(173.0)	1.2
Accounts payable	47.5	158.4
Accrued expenses	(137.1)	(151.8)
Income taxes payable/receivable	(40.3)	(15.9)
Prepaid expenses and other, net	(64.7)	93.6
Net cash (used for) provided by operating activities	(320.2)	83.2
Investing Activities:
Purchase of property and equipment, net	(29.7)	(35.6)
Distributions from (investment in) finance affiliate, net	7.4	7.3
Investments in other affiliates	(20.0)	—
Sale of business	(79.3)	—
Net cash used for investing activities	(121.6)	(28.3)
Financing Activities:
Borrowings (repayments) under revolving loan facility, net	558.6	(11.4)
Repayments under financing obligations	(6.7)	(6.9)
Repurchase and retirement of common shares	(9.2)	(2.4)
Cash dividends to shareholders	(38.7)	(37.5)
Cash dividend to noncontrolling interest	—	(0.1)
Proceeds from stock issuances under employee plans	2.6	1.4
Net cash provided by (used for) financing activities	506.6	(56.9)
Impact of currency exchange rates on cash balances	(2.9)	6.1
Net increase in cash, cash equivalents and restricted cash	61.9	4.1
Cash, cash equivalents and restricted cash at beginning of period	236.3	303.0
Cash, cash equivalents and restricted cash at end of period	$298.2	$307.1
Supplemental Cash Flow Information:
Interest paid on financing obligations	$40.0	$37.1
Income taxes paid	$28.2	$8.1
Leased assets obtained for operating lease liabilities	$2.4	$2.5
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$282.0	$291.7
Other long-term assets	16.2	15.4
Total	$298.2	$307.1
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies
Basis of presentation. The accompanying unaudited consolidated financial statements of Polaris Inc. (“Polaris” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position, and changes in cash flow in conformity with accounting principles generally accepted in the United States for complete financial statements. Accordingly, such statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, equity, and cash flows for the periods presented. Due to the seasonality trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.
Reclassifications. Reclassifications of certain prior year reportable segment results have been made to conform to the current-year presentation. See Note 11 for additional information. The reclassifications had no impact on the consolidated balance sheets, statements of loss, comprehensive loss, equity, or cash flows, as previously reported. In addition, the prior year presentation of revolving loan facility activity in the consolidated statements of cash flows has been conformed to the current-year presentation. The reclassifications had no impact on net cash used for financing activities.
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
In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company utilizes the market approach to measure fair value for its non-qualified deferred compensation assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Non-qualified deferred compensation assets and liabilities
As of March 31, 2026 and December 31, 2025, the fair value of the Company’s non-qualified deferred compensation assets was $50.7 million and $53.5 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s non-qualified deferred compensation liabilities was $50.7 million and $53.5 million, respectively. The fair value of these assets and liabilities was determined using Level 1 inputs.
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s financing obligations was approximately $2,111.1 million and $1,575.9 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $2,091.0 million and $1,539.5 million as of March 31, 2026 and December 31, 2025, respectively.
Property and equipment. The Company recorded $58.6 million and $67.4 million of depreciation expense for the three months ended March 31, 2026 and 2025, respectively. A majority of the Company’s property and equipment is located in North America.

Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$135.5	$162.8
Additions charged to expense	30.4	29.5
Warranty claims paid, net	(37.1)	(39.5)
Balance at end of period	$128.8	$152.8
New accounting pronouncements.
Apart from the item discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	March 31, 2026	December 31, 2025
Inventories
Raw materials and purchased components	$690.3	$623.7
Service parts, garments and accessories	268.9	268.9
Finished goods	700.7	615.4
Less: reserves	(92.4)	(95.6)
Inventories, net	$1,567.5	$1,412.4
Property and equipment
Land, buildings and improvements	$667.5	$665.8
Equipment and tooling	1,672.8	1,659.7
	2,340.3	2,325.5
Less: accumulated depreciation	(1,344.3)	(1,294.9)
Property and equipment, net	$996.0	$1,030.6
Accrued expenses
Compensation	$126.6	$266.1
Warranties	128.8	135.5
Sales promotions and incentives	261.2	278.4
Dealer holdback	117.8	135.9
Other accrued expenses	591.7	539.1
Total accrued expenses	$1,226.1	$1,355.0
Other current liabilities
Current operating lease liabilities	$24.5	$28.1
Income taxes payable	8.5	12.4
Total other current liabilities	$33.0	$40.5
Other long-term liabilities
Long-term operating lease liabilities	$90.1	$97.1
Long-term income taxes payable	17.8	19.9
Deferred tax liabilities	7.2	7.3
Other long-term liabilities	175.4	181.8
Total other long-term liabilities	$290.5	$306.1

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
The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended March 31, 2026
	Polaris Powersports	Marine	Aixam & Goupil	Corporate	Total
Revenue by product type
Wholegoods	$990.6	$125.2	$55.3	$43.8	$1,214.9
PG&A	428.6	0.1	11.4	3.7	443.8
Total revenue	$1,419.2	$125.3	$66.7	$47.5	$1,658.7

Revenue by geography
United States	$1,173.3	$122.3	$—	$38.7	$1,334.3
Canada	87.5	2.7	—	1.2	91.4
EMEA	91.3	0.1	66.7	4.9	163.0
APLA	67.1	0.2	—	2.7	70.0
Total revenue	$1,419.2	$125.3	$66.7	$47.5	$1,658.7

	Three months ended March 31, 2025
	Polaris Powersports	Marine	Aixam & Goupil	Corporate	Total
Revenue by product type
Wholegoods	$862.3	$115.3	$51.4	$96.4	$1,125.4
PG&A	377.4	0.1	9.7	23.2	410.4
Total revenue	$1,239.7	$115.4	$61.1	$119.6	$1,535.8

Revenue by geography
United States	$1,001.4	$112.8	$—	$78.5	$1,192.7
Canada	90.3	2.0	—	5.3	97.6
EMEA	93.9	—	61.1	24.9	179.9
APLA	54.1	0.6	—	10.9	65.6
Total revenue	$1,239.7	$115.4	$61.1	$119.6	$1,535.8

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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$115.4	$111.3
New contracts sold	12.3	12.2
Revenue recognized on existing contracts	(12.4)	(13.4)
Balance at end of period	$115.3	$110.1
The Company expects to recognize approximately $36.9 million of the unearned amount over the 12 months following March 31, 2026, compared to $35.2 million as of March 31, 2025. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $78.4 million and $74.9 million as of March 31, 2026 and 2025, respectively.

Note 4. Divestitures and Assets and Liabilities Held for Sale
On February 2, 2026, the Company completed the sale of a majority interest in the Indian Motorcycle business. Indian Motorcycle was a vertically integrated manufacturer and distributor of a full line of motorcycles that was previously included in the Company’s On Road reportable segment. In addition to charges recorded in 2025, the sale resulted in an incremental loss of $13.4 million which was included in loss on disposal groups in the consolidated statements of loss for the three months ended March 31, 2026.
The Company has agreed to provide certain transition services to the buyer following the sale, generally for a period up to eighteen months, depending on the nature of the service, pursuant to a transition services agreement (“TSA”). The TSA covers services such as logistics, information technology, engineering, finance, human resources and legal services. The fees to be paid for these services are generally intended to allow the Company to recover all of its costs and expenses incurred in providing such services. In connection with the closing of the transaction, the Company also entered into supply agreements, pursuant to which the Company has agreed to sell certain wholegoods, wholegood component parts and PG&A to the buyer. Fees paid under the supply agreements are intended to allow the Company to recover all of its related costs and expenses plus a markup. Depending on the nature of the services or goods provided under the TSA and supply agreements, the related income or reimbursements are recorded in sales, cost of sales, or other (income) expense, net in the consolidated statements of loss.
Related to the TSA and supply agreements, during the three months ended March 31, 2026, the Company recorded sales of $24.8 million and cost reimbursements of $15.3 million, of which $3.5 million was recorded in cost of sales and $11.8 million was recorded in other (income) expense, net in the consolidated statements of loss. Costs incurred under the TSA and supply agreements totaled $37.9 million during the three months ended March 31, 2026, of which $32.4 million was recorded in cost of sales and $5.5 million was recorded in operating expenses in the consolidated statements of loss.
Certain other PG&A assets met the criteria to be classified as held for sale as of March 31, 2026. Accordingly, the Company recorded the assets of the disposal group at fair value less cost to sell. For the three months ended March 31, 2026, the Company recorded total charges of $18.2 million related to the disposal group, which were included in loss on disposal groups in the consolidated statements of loss. The fair value of the assets and liabilities in the disposal group were measured based on an executed letter of intent, which is considered a Level 3 input in the fair value hierarchy.
The Company’s motorcycle manufacturing facility located in Vietnam was classified as held for sale as of March 31, 2026. The assets and liabilities of that manufacturing facility also represent a disposal group. The combined carrying amounts of major classes of assets and liabilities classified as held for sale were as follows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$—	$82.2
Trade receivables, net	3.5	—
Inventories, net	11.8	176.6
Prepaid expenses and other	2.1	4.3
Property and equipment, net	17.9	17.9
Deferred tax assets	—	0.8
Valuation allowance on disposal group held for sale	(13.5)	(232.0)
Current assets held for sale	21.8	49.8

Accounts payable	1.5	2.7
Accrued expenses and other	2.1	47.8
Other current liabilities	2.9	—
Current liabilities held for sale	$6.5	$50.5

Note 5. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended March 31,
	2026	2025
Option awards	$6.8	$3.2
Other share-based awards	8.5	3.9
Total share-based compensation before tax	15.3	7.1
Tax benefit	3.7	1.8
Total share-based compensation expense included in net (loss) income	$11.6	$5.3
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of March 31, 2026, there was $62.3 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Included in unrecognized share-based compensation expense was approximately $9.0 million related to stock options and $53.3 million for restricted stock.

Note 6. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of March 31, 2026	Maturity	March 31, 2026	December 31, 2025
Senior notes due 2029	6.95%	March 2029	500.0	500.0
Revolving loan facility	5.32%	December 2029	593.8	35.4
Term loan facility	5.77%	December 2029	468.8	475.0
Senior notes due 2031	5.60%	March 2031	500.0	500.0
Finance lease obligations	5.24%	Various through 2029	6.6	7.3
Notes payable and other	4.30%	Various through 2030	38.0	39.2
Unamortized debt issuance costs and discounts			(16.2)	(17.4)
Total financing obligations			$2,091.0	$1,539.5
Less: Current financing obligations			34.8	34.8
Total long-term financing obligations			$2,056.2	$1,504.7
Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of loss over the expected remaining terms of the related debt.
As of March 31, 2026, the Company had open letters of credit totaling $57.1 million. The amounts are primarily related to inventory purchases and are reduced as the purchases are received.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). An amendment was completed in December 2024 that reduced the Term Loan Facility to $500.0 million, of which $468.8 million was outstanding as of March 31, 2026, and extended the maturity date of the Term Loan Facility to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. The amendment, completed in December 2024, also increased the Revolving Loan Facility to $1.4 billion, of which $593.8 million was outstanding as of March 31, 2026, and extended the maturity date to December 2029. In June 2025, the Company further amended the credit facility (the “Credit Facility Amendment”) to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits the Company from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain subsidiaries of the Company may incur. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement.
The agreements governing the credit facility contain covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Credit Facility Amendment completed in June 2025 modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026. The Company was in compliance with all such covenants as of March 31, 2026.

Senior notes. In November 2023, the Company issued $500 million aggregate principal amount of 6.95% Senior Notes due 2029 (the “6.95% Senior Notes”) in an underwritten public offering. The Company received approximately $492 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 6.95% Senior Notes bear interest at a rate of 6.95% per year and mature in March 2029. In November 2025, the Company issued $500 million aggregate principal amount of 5.60% Senior Notes due 2031 (the “5.60% Senior Notes” and together with the 6.95% Senior Notes, the “senior notes”) in an underwritten public offering. The Company received approximately $497 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 5.60% Senior Notes bear interest at a rate of 5.60% and mature in March 2031. All of the Company’s senior notes are governed by an indenture and are subject to customary covenants and make-whole provisions upon early redemption.
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $36.8 million was outstanding as of March 31, 2026. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026	December 31, 2025
Goodwill	$348.8	$348.8
Other intangible assets, net	446.2	451.2
Total goodwill and other intangible assets, net	$795.0	$800.0
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Polaris Powersports	Marine	Aixam & Goupil	Total
Balance as of December 31, 2025	$118.2	$230.6	$—	$348.8
No activity	—	—	—	—
Balance as of March 31, 2026	$118.2	$230.6	$—	$348.8

	Off Road	Marine	On Road	Total
Balance as of December 31, 2024	$116.2	$230.6	$46.7	$393.5
Currency translation effect on foreign goodwill balances	0.1	—	2.7	2.8
Balance as of March 31, 2025	$116.3	$230.6	$49.4	$396.3

Following the Company’s segment reorganization in the first quarter of 2026, goodwill balances in the former Off Road reportable segment were fully allocated to reporting units in the Company’s Polaris Powersports reportable segment. Goodwill balances in the Marine reportable segment were unaffected by the segment reorganization. The Company assessed goodwill for impairment immediately before and immediately after the reorganization and concluded that goodwill was not impaired. Prior period balances were not recast in the current period.

The components of other intangible assets were as follows (in millions):

		March 31, 2026			December 31, 2025
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related and other	19	$342.5	$(137.1)	$205.4	$342.5	$(132.6)	$209.9
Non-amortizable - brand/trade names		240.8	—	240.8	241.3	—	241.3
Total other intangible assets, net		$583.3	$(137.1)	$446.2	$583.8	$(132.6)	$451.2
Amortization expense for other intangible assets was $4.6 million and $6.0 million for the three months ended March 31, 2026 and 2025, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2026	2027	2028	2029	2030	2031
Estimated amortization expense	$13.8	$18.3	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 8. Shareholders’ Equity
Share repurchase program. The Company did not repurchase shares of its common stock in open-market transactions under the share repurchase program during the three months ended March 31, 2026. As of March 31, 2026, the Board of Directors has authorized the Company to repurchase up to an additional $1.1 billion of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Cash dividends declared and paid per common share	$0.68	$0.67
Net loss per share. Basic net loss per share was computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period, including shares earned under the Deferred Compensation Plan for Directors (“Director Plan”), the ESOP and deferred stock units under the 2024 Omnibus Incentive Plan (“Omnibus Plan”). Diluted net loss per share was computed under the treasury stock method and was calculated to compute the dilutive effect of outstanding stock options and certain share-based awards issued under the Omnibus Plan. As a result of the Company’s net loss during the three months ended March 31, 2026 and 2025, outstanding stock options and certain share-based awards were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive. Reconciliations of these amounts are as follows (in millions):

	Three months ended March 31,
	2026	2025
Weighted average number of common shares outstanding	56.7	56.1
Director Plan and deferred stock units	0.4	0.3
ESOP	0.3	0.5
Common shares outstanding—basic	57.4	56.9
Dilutive effect of restricted stock units	—	—
Dilutive effect of stock option awards	—	—
Common and potential common shares outstanding—diluted	57.4	56.9
During the three months ended March 31, 2026, the number of options that were not included in the computation of diluted net loss per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.8 million compared to 3.2 million for the same period in 2025. As a result of the Company’s net loss during the three months ended March 31, 2026 and 2025, an additional 0.8 million and 0.2 million, respectively, of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(35.7)	$1.3	$2.3	$(32.1)
Reclassification to the statement of income	—	(2.0)	(0.1)	(2.1)
Change in fair value	(14.3)	9.8	—	(4.5)
Balance as of March 31, 2026	$(50.0)	$9.1	$2.2	$(38.7)

Note 9. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of March 31, 2026, the total amount of receivables due from Polaris Acceptance was $22.9 million.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance has been included as a component of income from financial services in the consolidated statements of loss. The partnership agreement is effective through February 2027.
The Company’s total investment in Polaris Acceptance was $133.8 million as of March 31, 2026 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of March 31, 2026, the outstanding amount of net receivables financed for dealers under this arrangement was $1,795.6 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 15 percent of the aggregate average month-end outstanding Polaris Acceptance receivables during the prior calendar year. For calendar year 2026, the potential 15 percent aggregate repurchase obligation with respect to products repossessed by Polaris Acceptance is approximately $268.5 million.
Financing of the Company’s United States sales of boats was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. The Company also has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. As of March 31, 2026, these potential aggregate repurchase obligations were approximately $56.8 million.
The Company’s financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer or distributor with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
The Company has agreements with third-party finance companies to provide financing options to end consumers of the Company’s products. The Company has no material contingent liabilities for residual value or credit collection risk under these agreements. The Company’s income generated from these agreements has been included as a component of income from financial services in the consolidated statements of loss.

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of March 31, 2026 and December 31, 2025, the Company had an accrual of $442.3 million and $374.1 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is included as a component of accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposures to product liability claims and are included as a component of prepaid expenses and other in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company recorded $223.9 million and $182.5 million, respectively, for probable insurance recoveries related to product liability accruals.
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

Note 11. Segment Reporting
In the first quarter of 2026, the Company began management of its portfolio of businesses under a new basis following the divestiture of the Indian Motorcycle business. All historical results were reclassified for comparability, including the divested Indian Motorcycle business, which is included in corporate and corporate costs and other.
The Company’s reportable segments are based on the Company’s method of internal reporting and are comprised of various product offerings that serve multiple end markets. These results are not necessarily indicative of the results of operations that would have occurred had each reportable segment been an independent, stand-alone entity during the periods presented. The internal reporting of these operating segments is based, in part, on the reporting and review process used by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer. The Company primarily uses gross profit, a measure that is determined in accordance with U.S. GAAP, to evaluate segment profitability and make decisions about resource allocation. The Company’s CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided. The Company has six operating segments: 1) Off-Road Vehicles (“ORV”), 2) Seasonal, 3) Commercial, 4) Government/Defense, 5) Marine, and 6) Aixam & Goupil, and three reportable segments: 1) Polaris Powersports, 2) Marine, and 3) Aixam & Goupil.

The Polaris Powersports reportable segment includes the aggregated results of the Company’s ORV, Seasonal, Commercial, and Government/Defense operating segments. The Marine and Aixam & Goupil reportable segments include the results for those respective operating segments. Corporate and corporate costs and other includes revenues and costs of previously divested businesses including Indian Motorcycle, income and costs related to TSA and supply agreements, and costs that are not allocated to reportable segments, including certain manufacturing costs, the impacts of certain foreign currency transactions, and certain incentive compensation costs and related adjustments.
The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. Reportable segment sales and significant reportable segment expense categories and amounts included in the Company’s measure of segment profit or loss, gross profit, were as follows (in millions):

	For the Three Months Ended March 31, 2026
	Polaris Powersports	Marine	Aixam & Goupil	Total
Reportable segment sales	$1,419.2	$125.3	$66.7	$1,611.2
Reconciliation of consolidated sales
Corporate				47.5
Consolidated sales				1,658.7

Purchased materials, logistics and labor	1,057.7	103.7	44.3	1,205.7
Depreciation and amortization	38.8	2.4	2.5	43.7
Warranty	26.7	2.9	0.8	30.4
Reportable segment gross profit	$296.0	$16.3	$19.1	$331.4
Corporate costs and other - gross profit				3.4
Total gross profit				$334.8

	For the Three Months Ended March 31, 2025
	Polaris Powersports	Marine	Aixam & Goupil	Total
Reportable segment sales	$1,239.7	$115.4	$61.1	$1,416.2
Reconciliation of consolidated sales
Corporate				119.6
Consolidated sales				1,535.8

Purchased materials, logistics and labor	965.5	96.6	42.5	1,104.6
Depreciation and amortization	45.7	2.2	2.1	50.0
Warranty	22.2	2.3	0.8	25.3
Reportable segment gross profit	$206.3	$14.3	$15.7	$236.3
Corporate costs and other - gross profit				8.7
Total gross profit				$245.0

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three-month period ended March 31, 2026 compared to the three-month period ended March 31, 2025. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the first quarter of 2026 to the first quarter of 2025. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
First quarter sales totaled $1,658.7 million, an increase of eight percent from last year’s first quarter sales of $1,535.8 million. The increase in sales for the quarter was primarily driven by increased shipments and higher net pricing, partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture on February 2, 2026.
Our gross profit of $334.8 million increased 37 percent from $245.0 million in the comparable prior year first quarter. Gross profit, as a percentage of sales, increased primarily as a result of favorable product mix, higher net pricing, favorable operational costs and lower finance interest, partially offset by incremental tariff charges.
Net loss attributable to Polaris was $47.4 million, or $0.83 net loss per diluted share, compared to 2025 first quarter net loss attributable to Polaris of $66.8 million, or $1.17 net loss per diluted share. The improvement for the quarter was primarily driven by favorable product mix, higher net pricing and increased shipments, partially offset by higher general and administrative expenses, the loss recorded as a result of the sale of the Indian Motorcycle business, impairment charges recorded for certain assets classified as held for sale, and incremental tariff charges. We reported first quarter adjusted EBITDA of $102.8 million, compared to 2025 first quarter adjusted EBITDA of $52.7 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net loss to adjusted EBITDA, see “Non-GAAP Financial Measures”.
Global Economic Conditions
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has implemented a general tariff on all imports from countries not exempted under certain trade reciprocity criteria and elevated tariffs have been imposed on imports from major trading partners. Impacted countries have and may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the countries subjected to such tariffs. In November 2025, the U.S. Supreme Court heard arguments in a case challenging tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and in February 2026, the Court issued a ruling that IEEPA does not authorize the imposition of tariffs. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs, nor did the Court address whether or how the U.S. government might issue refunds of IEEPA tariffs. As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to formalize a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refunds requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. A number of tariff-related matters continue to be challenged that could impact the continued utilization of certain tariffs and the manner in which tariff costs or potential recoveries are calculated. Adverse rulings, or the replacement or implementation of new tariffs or trade restrictions, may have a material adverse impact on our results of operations, including our profitability. The tariff policy environment is rapidly evolving and there is no guarantee that additional or increased tariffs will not be imposed.
We currently procure components from countries subject to such tariffs. As a result of the current tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. To mitigate the impact of tariffs on our supply chain and manufacturing, we continue to evaluate sourcing alternatives, negotiate with suppliers, and work to increase the percentage of shipments qualified under favorable trade agreements. Incremental tariffs and changed trade policies had a notable impact on our financial results for the three months ended March 31, 2026, and could continue to adversely impact our results in the future. No loss recovery was recorded in our consolidated financial statements during the period ended March 31, 2026 related to refunds for costs previously incurred under IEEPA tariffs. We will continue to evaluate the impact of tariffs on our operations and profitability.
Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended March 31,
($ in millions except percentages and share data)	2026	2025	Change 2026 vs. 2025
Sales	$1,658.7	$1,535.8	8%
Cost of sales	$1,323.9	$1,290.8	3%
Gross profit	$334.8	$245.0	37%
Percentage of sales	20.2%	16.0%	+423 bps
Operating expenses:
Selling and marketing	$113.6	$117.6	(3)%
Research and development	82.3	82.9	(1)%
General and administrative	162.5	102.7	58%
Loss on disposal groups	31.6	—	NM
Total operating expenses	$390.0	$303.2	29%
Percentage of sales	23.5%	19.7%	+377 bps
Income from financial services	$16.1	$22.1	(27)%
Operating loss	$(39.1)	$(36.1)	8%

Non-operating expense:
Interest expense	$30.4	$34.1	(11)%
Other (income) expense, net	$(11.8)	$0.9	NM
Loss before income taxes	$(57.7)	$(71.1)	(19)%
Benefit for income taxes	$(10.5)	$(4.4)	139%
Effective income tax rate	18.1%	6.1%	NM

Net loss	$(47.2)	$(66.7)	(29)%
Net income attributable to noncontrolling interest	(0.2)	(0.1)	100%
Net loss attributable to Polaris Inc.	$(47.4)	$(66.8)	(29)%
Percentage of sales	(2.9)%	(4.3)%	+149 bps

Adjusted EBITDA	$102.8	$52.7	95%
Adjusted EBITDA Margin	6.2%	3.4%	+277 bps

Diluted net loss per share attributable to Polaris Inc. shareholders	$(0.83)	$(1.17)	(29)%
Weighted average diluted shares outstanding	57.4	56.9	1%
NM = not meaningful

Sales:
The increase in sales for the quarter was primarily driven by increased shipments and higher net pricing, partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture on February 2, 2026.
The components of the consolidated sales change were as follows:

Percent change in total Company sales compared to corresponding period of the prior year
Three months ended
March 31, 2026
Volume	8%
Product mix and price	4
Currency	2
Divestiture	(6)
8%
Sales by geographic region were as follows:

	Three months ended March 31,
($ in millions)	2026	Percent of Total Sales	2025	Percent of Total Sales	Percent Change 2026 vs. 2025
United States	$1,334.3	80%	$1,192.7	78%	12%
Canada	91.4	6%	97.6	6%	(6)%
Other countries	233.0	14%	245.5	16%	(5)%
Total sales	$1,658.7	100%	$1,535.8	100%	8%

Sales in the United States increased during the quarter primarily as a result of increased ORV shipments and PG&A sales, partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture.
Sales in Canada decreased during the quarter primarily due to reduced snowmobile and motorcycle shipments, partially offset by increased ORV shipments. Currency rate movements had a favorable impact of four percentage points on quarter-to-date sales.
Sales in other countries decreased during the quarter primarily due to reduced motorcycle shipments in Europe, partially offset by increased ORV shipments. Currency rate movements had a favorable impact of nine percentage points on quarter-to-date sales.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended March 31,
($ in millions)	2026	Percent of Total Cost of Sales	2025	Percent of Total Cost of Sales	Percent Change 2026 vs. 2025
Purchased materials and logistics	$1,090.7	82%	$1,066.6	83%	2%
Labor costs	157.3	12%	137.9	11%	14%
Depreciation and amortization	45.5	4%	56.8	4%	(20)%
Warranty	30.4	2%	29.5	2%	3%
Total cost of sales	$1,323.9	100%	$1,290.8	100%	3%
Percentage of sales	79.8%		84.0%	-423 bps
Cost of sales increased during the quarter primarily due to increased sales volumes driving higher purchased materials and increased labor costs, as well as incremental tariff charges. These increases were partially offset by reduced depreciation and amortization expense.

 Gross Profit:
Gross profit for the quarter, as a percentage of sales, increased primarily as a result of favorable product mix, higher net pricing, favorable operational costs and lower finance interest, partially offset by incremental tariff charges.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, increased for the quarter primarily due to higher general and administrative expenses, the loss recorded as a result of the sale of the Indian Motorcycle business, and impairment and other charges recorded for certain assets classified as held for sale.
Income from Financial Services:
Income from financial services decreased for the quarter, primarily due to lower retail credit income and lower wholesale financing income from Polaris Acceptance due to reduced dealer inventory levels and interest rates.
Interest Expense:
Interest expense decreased for the quarter primarily as a result lower average debt levels.
Other (income) expense, net:
Other income increased during the quarter primarily as a result of incremental income received under transition services agreements following the Indian Motorcycle divestiture. Other (income) expense is also impacted by currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
Benefit for income taxes:
The income tax benefit for the quarter was $10.5 million or 18.1% of the loss before income taxes, compared to an income tax benefit of $4.4 million or 6.1% of the loss before income taxes for the first quarter of 2025. The tax provision benefit for the quarter was primarily the result of the pretax loss generated, including tax benefits related to impairment charges recorded, partially offset by unfavorable adjustments related to share-based compensation.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, increased during the quarter primarily as a result of favorable product mix, higher net pricing and increased shipments, partially offset by higher general and administrative expenses.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding increased for the quarter, primarily due to share issuances within and between the comparable quarterly periods.
Cash Dividends:
We paid a regular cash dividend of $0.68 per common share on March 16, 2026 to holders of record at the close of business on March 2, 2026.

Segment Results of Operations
In the first quarter of 2026, the Company began management of its portfolio of businesses under a new basis following the divestiture of the Indian Motorcycle business. All historical results were reclassified for comparability, including the results of the divested Indian Motorcycle business, which is included in corporate and corporate costs and other.
The summary that follows provides a discussion of the results of operations of each of our three reportable segments, Polaris Powersports, Marine, and Aixam & Goupil. Each of these reportable segments is comprised of various product offerings that serve multiple end markets. We evaluate performance based on sales and gross profit. Corporate and corporate costs and other includes revenues and costs of previously divested businesses including Indian Motorcycle, income and costs related to TSA and supply agreements, and costs that are not allocated to reportable segments, including certain manufacturing costs, the impacts of certain foreign currency transactions, and certain incentive compensation costs and related adjustments.

Our sales and gross profit by reportable segment, which includes the respective PG&A, as well as amounts related to corporate and other activities, were as follows:

	Three months ended March 31,
($ in millions)	2026	Percent of Sales	2025	Percent of Sales	Percent Change 2026 vs. 2025
Polaris Powersports	$1,419.2	86%	$1,239.7	81%	14%
Marine	125.3	7%	115.4	7%	9%
Aixam & Goupil	66.7	4%	61.1	4%	9%
Corporate	47.5	3%	119.6	8%	(60)%
Total sales	$1,658.7	100%	$1,535.8	100%	8%

	Three months ended March 31,
($ in millions)	2026	Percent of Sales	2025	Percent of Sales	Percent Change 2026 vs. 2025
Polaris Powersports	$296.0	20.9%	$206.3	16.6%	43%
Marine	16.3	13.0%	14.3	12.4%	14%
Aixam & Goupil	19.1	28.6%	15.7	25.7%	22%
Corporate costs and other	3.4		8.7		(61)%
Total gross profit	$334.8		$245.0		37%
Percentage of sales	20.2%		16.0%	+423 bps
Polaris Powersports:
Polaris Powersports sales, inclusive of PG&A sales, increased for the quarter, primarily as a result of increased ORV shipments in the United States and higher PG&A sales. The average per unit sales price for the Polaris Powersports reportable segment increased approximately five percent for the quarter primarily as a result of product mix and higher net pricing.
Sales to customers outside of North America increased seven percent for the quarter primarily as a result of higher utility ORV shipments.
Gross profit, as a percentage of sales, increased during the quarter primarily as a result of favorable product mix, higher net pricing, favorable operating costs and lower finance interest, partially offset by incremental tariff charges.
Additional information on our end markets for the quarter:
•Polaris North America utility unit retail sales up high-single digits percent
•Polaris North America recreation excluding youth unit retail sales down high-single digits percent
•Total Polaris North America ORV excluding youth unit retail sales up low-single digits percent
•Estimated North America industry ORV excluding youth unit retail sales up low-single digits percent
•Total Polaris North America ORV excluding youth dealer inventories flat
•Polaris North America snowmobile unit retail sales for the 2025-2026 season ending March 31, 2026 up mid-twenties percent
•Estimated North America industry snowmobile unit retail sales for the 2025-2026 season ending March 31, 2026 up low-single digits percent
•Total Polaris North America snowmobile dealer inventories down approximately 57 percent
Marine:

Marine sales increased during the quarter primarily due to increased shipments and favorable product mix. The average per unit sales price for the Marine reportable segment increased approximately 10 percent for the quarter, primarily due to product mix and higher net pricing.
Gross profit, as a percentage of sales, increased for the quarter primarily as a result of favorable product mix and higher net pricing, partially offset by incremental tariff charges.
Additional information on our end markets for the quarter:
•Polaris U.S pontoon unit retail sales down low-double digits percent
•Estimated U.S. industry pontoon unit retail sales down low-double digits percent
•Polaris U.S deck boat unit retail sales down low-thirties percent
•Estimated U.S. industry deck boat unit retail sales down mid-twenties percent
Aixam & Goupil
Aixam & Goupil sales, inclusive of PG&A sales, increased for the quarter primarily as a result of increased Goupil shipments and PG&A sales.
Gross profit, as a percentage of sales, increased during the quarter primarily as a result of product mix.
Corporate
Corporate includes revenues and costs of previously divested businesses including Indian Motorcycle, income and costs related to transition services and supply agreements, and costs that are not allocated to reportable segments, including certain manufacturing costs, the impacts of certain foreign currency transactions, and certain incentive compensation costs and related adjustments. Corporate sales and gross profit decreased for the quarter as a result of the Indian Motorcycle divestiture on February 2, 2026.

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
We use the non-GAAP financial measure of Adjusted EBITDA, which is defined as net loss, excluding interest expense, income tax expense, depreciation and amortization, and certain other non-cash, non-recurring, or non-operating items impacting net loss from time to time. For example, costs associated with certain corporate restructuring activities, such as acquisitions and divestitures, are included as non-GAAP adjustments. We use the non-GAAP financial measure of Adjusted EBITDA Margin, which is defined as Adjusted EBITDA divided by adjusted net sales. We believe that Adjusted EBITDA and Adjusted EBITDA Margin help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude from Adjusted EBITDA and Adjusted EBITDA Margin.
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
Adjusted EBITDA has limitations and should not be considered in isolation from, as a substitute for, or more meaningful than, net loss as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our results will be unaffected by unusual or non-recurring items.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended March 31,
($ in millions)	2026	2025
Sales	$1,658.7	$1,535.8
Product wind downs (3)	—	0.5
Adjusted sales	$1,658.7	$1,536.3

Net loss	$(47.2)	$(66.7)
Benefit for income taxes	(10.5)	(4.4)
Interest expense	30.4	34.1
Depreciation	58.6	67.4
Intangible amortization (1)	4.6	6.0
Restructuring (2)	9.2	4.0
Product wind downs (3)	—	8.9
Class action litigation expenses (4)	1.4	3.4
Investment impairment (5)	2.2	—
Distressed supplier support payments (6)	22.5	—
Loss on disposal groups (7)	31.6	—
Adjusted EBITDA	$102.8	$52.7
Adjusted EBITDA Margin	6.2%	3.4%
(1) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(2) Represents adjustments for corporate restructuring
(3) Represents adjustments related to product wind downs
(4) Represents adjustments for certain class action litigation-related expenses
(5) Represents impairment charges related to a strategic investment held by the Company
(6) Represents charges attributable to payments made in support of a distressed supplier
(7) Represents the loss associated with the Company’s divestiture of the Indian Motorcycle business, as well as impairment and other charges recorded to report certain held for sale assets at fair value less an amount of estimated transaction costs

Liquidity and Capital Resources
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
We believe that existing cash balances and cash flows to be generated from operating activities, borrowing capacity under our credit facility and from future issuances or borrowings of long-term debt, will be sufficient to fund operations, new product development, capital investments, cash dividends to shareholders, and repurchases and retirements of common stock for at least the next 12 months and for the foreseeable future thereafter.

Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Three months ended March 31,
	2026	2025	Change
Total cash provided by (used for):
Operating activities	$(320.2)	$83.2	$(403.4)
Investing activities	(121.6)	(28.3)	(93.3)
Financing activities	506.6	(56.9)	563.5
Operating Activities:
The decrease in net cash from operating activities was primarily the result of working capital additions in the three months ended March 31, 2026, partially offset by a reduction in net loss. Net loss was $47.2 million for the three months ended March 31, 2026, compared to a net loss of $66.7 million in the prior year comparable period.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities increased primarily due to incremental cash payments to facilitate the sale of the Indian Motorcycle business and strategic investments made during the quarter, partially offset by reduced property, equipment and tooling purchases.
Financing Activities:
Net cash provided by financing activities was $506.6 million for the three months ended March 31, 2026, compared to net cash used for financing activities of $56.9 million for the comparable period in 2025. This change was primarily the result of net borrowings under the revolving loan facility in the three months ended March 31, 2026 compared to net repayments under the revolving loan facility during the comparable period in 2025. Net borrowings totaled $551.9 million for the three months ended March 31, 2026, compared to $18.3 million of net repayments for the comparable period in 2025.
Financing Arrangements:
We are also party to an unsecured credit facility, which includes a $1.4 billion variable interest rate Revolving Loan Facility that matures in December 2029, under which we have unsecured borrowings. As of March 31, 2026, there were borrowings of $593.8 million outstanding under the Revolving Loan Facility. Our credit facility also includes a Term Loan Facility, pursuant to which $468.8 million was outstanding as of March 31, 2026. We are required to make principal payments under the Term Loan Facility totaling $25 million over the next 12 months. We amended the agreement governing the credit facility (the “Credit Facility Amendment”) in June 2025 to modify the financial covenants in the existing credit agreement for each quarter ending June 30, 2025 through and including June 30, 2026 (the “Covenant Relief Period”). During the Covenant Relief Period, the Credit Facility Amendment limits us from repurchasing shares and paying dividends other than regular quarterly dividends and certain other exceptions, and limits the amount of debt certain of our subsidiaries may incur. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. As of March 31, 2026, we had $797.0 million of availability on the Revolving Loan Facility.
The credit agreement contain covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The agreements require us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Credit Facility Amendment modified the requirements related to the interest coverage ratio and leverage ratio during the Covenant Relief Period. During the Covenant Relief Period, the interest coverage ratio is 2.50 to 1.00 for the quarters ending June 30, 2025, September 30, 2025 and December 31, 2025, and 2.00 to 1.00 for the quarters ending March 31, 2026 and June 30, 2026. During the Covenant Relief Period, the leverage ratio is 4.00 to 1.00 for the quarter ending June 30, 2025, 4.50 to 1.00 for the quarter ending September 30, 2025, and 5.50 to 1.00 for the quarters ending December 31, 2025, March 31, 2026 and June 30, 2026.

In November 2023, we issued $500 million aggregate principal amount of 6.95% Senior Notes due 2029 (the “6.95% Senior Notes”) in an underwritten public offering. We received approximately $492 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 6.95% Senior Notes bear interest at a rate of 6.95% per year and mature in March 2029. In November 2025, the Company issued $500 million aggregate principal amount of 5.60% Senior Notes due 2031 (the “5.60% Senior Notes” and together with the 6.95% Senior Notes, the “senior notes”) in an underwritten public offering. The Company received approximately $497 million in net proceeds from the offering after deducting the underwriting discount and other fees and expenses. The 5.60% Senior Notes bear interest at a rate of 5.60% and mature in March 2031. All of our senior notes are governed by an indenture and are subject to customary covenants and make-whole provisions upon early termination.
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $36.8 million was outstanding as of March 31, 2026.
As of March 31, 2026, we were in compliance with all debt covenants and our debt to total capital ratio was 74 percent. Additionally, as of March 31, 2026, we had letters of credit outstanding of $57.1 million, primarily related to purchase obligations for raw materials.
Share Repurchases:
We did not repurchase shares of our common stock in open-market transactions under our share repurchase program during the first three months of 2026. As of March 31, 2026, up to an additional $1.1 billion of our common stock remains available for repurchase under our share repurchase program.
Wholesale Customer Financing Arrangements:
We have arrangements with certain finance companies to provide secured floor plan financing for our dealers. These arrangements provide liquidity by financing dealer purchases of our products without the use of our working capital. A majority of the worldwide sales of ORVs, snowmobiles, boats and related PG&A are financed under similar arrangements whereby we receive payment within a few days of shipment of the product. We participate in the cost of dealer financing up to certain limits.
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of March 31, 2026, the potential aggregate repurchase obligations were approximately $325.3 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
Retail Customer Financing Arrangements:
We have agreements with third-party finance companies to provide financing options to end consumers of our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements.

Critical Accounting Policies
See our most recent Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies discussed in such report.

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
Potential risks and uncertainties include such factors as the Company’s ability to successfully implement its manufacturing operations strategy and supply chain initiatives; the Company’s ability to successfully source necessary parts and materials on a timely basis; the ability of the Company to manufacture and deliver products to dealers to meet demand, including as a result of supply chain disruptions; the Company’s ability to identify and meet optimal dealer inventory levels; the Company’s ability to accurately forecast and sustain consumer demand; the Company’s ability to mitigate increasing input costs through pricing or other measures; product offerings, promotional activities and pricing strategies by competitors that may make our products less attractive to consumers; the Company’s ability to strategically invest in innovation and new products, including as compared to our competitors; economic conditions that impact consumer spending or consumer credit, including recessionary conditions and changes in interest rates; disruptions in manufacturing facilities; product recalls and/or warranty expenses; product rework costs; freight and tariff costs (including tariff relief or ability to mitigate tariffs, particularly in light of the policies of the current presidential administration and retaliatory actions in response thereto); the Company’s ability to derive the expected benefits from the Indian Motorcycle separation including the separation being accretive, within the expected timeline or at all; environmental and product safety regulatory activity; effects of weather on the Company’s supply chain, manufacturing operations and consumer demand; commodity costs; changes to international trade policies and agreements; uninsured product liability and class action claims (including claims seeking punitive damages) and other litigation expenses incurred due to the nature of the Company’s business; impact of changes in Polaris stock price on incentive compensation plan costs; foreign currency exchange rate fluctuations; uncertainty in the consumer retail and wholesale credit markets; performance of affiliate partners; changes in tax policy; relationships with dealers and suppliers; and the general global economic, social and political environment.
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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2025. Refer below for further discussion on commodity cost risk, foreign currency exchange rate risk, and interest rate risk.
Inflation:
We are subject to market risk from fluctuating market prices of certain purchased commodities and raw materials, including steel, aluminum, copper, petroleum-based resins, certain rare earth metals and diesel fuel. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others, which are integrated into our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Further, the ultimate cost of certain commodities, raw materials, components and parts can fluctuate based on changes in international trade relations and trade policy, including those related to tariffs. We generally buy commodities and components based upon market prices that are established with the vendor as part of the purchase process. We enter into commodity hedging contracts in order to manage fluctuating market prices of certain commodities such as steel and diesel fuel. Based on our current outlook for commodity prices, excluding the impact of tariffs and related items, we expect total commodities to have a negative impact on our gross profit margins for full-year 2026 when compared to 2025.
Foreign Exchange Rates:
The changing relationships of the U.S. dollar to foreign currencies can have a material impact on our financial results.
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impacts sales, cost of sales and net income or loss.
Canadian Dollar: We operate in Canada through a wholly owned subsidiary. The relationship of the U.S. dollar in relation to the Canadian dollar impacts sales, cost of sales and net income or loss.
Other currencies: We operate in various countries, principally in Europe, Mexico and Australia, through wholly owned subsidiaries. We also sell to certain distributors in other countries and purchase components from certain suppliers directly for our U.S. operations in transactions denominated in these foreign currencies. The relationship of the U.S. dollar in relation to these other currencies impacts sales, cost of sales and net income or loss.
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. During the quarter ended March 31, 2026, after consideration of the existing foreign currency hedging contracts, foreign currencies had a positive impact on net loss compared to 2025. We expect currencies to have a positive impact on full-year net income or loss in 2026 compared to 2025.
The assets and liabilities in all of our international entities are translated at the foreign exchange rate in effect at the balance sheet date. Translation gains and losses are reflected as a component of accumulated other comprehensive loss, net in the shareholders’ equity section of the consolidated balance sheets. Revenues and expenses in all of our international entities are translated at the average foreign exchange rate in effect for each month of the year. Certain assets and liabilities related to intercompany positions reported on our consolidated balance sheets that are denominated in a currency other than the entity’s functional currency are translated at the foreign exchange rates at the balance sheet date and the associated gains and losses are included in net income or loss.
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility and a $500.0 million Term Loan Facility. Interest accrues on the revolving loan and term loans at variable rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. As of March 31, 2026, there was $593.8 million outstanding on the Revolving Loan Facility and $468.8 million outstanding on the Term Loan Facility. We previously entered into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. Those interest rate swap contracts expired during the three months ended March 31, 2026. We expect interest rates to have a positive impact on full-year net income or loss in 2026 compared to 2025.
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
As of the date of the filing of this Quarterly Report on Form 10-Q, we are party to certain class action and putative class action lawsuits brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On January 16, 2026, the state court in Albright entered an order setting a hearing for March 24, 2026 to review the stay of proceedings in that case. On March 19, 2026, the state court in Albright entered an order that continued the stay, and re-scheduled the status conference for May 20, 2026, to review the stay of proceedings in that case. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. On February 27, 2025, the federal district court vacated the pretrial deadlines and the May 5, 2025 trial date. The court will issue a new schedule and trial date upon its rulings on the pending summary judgment and class decertification motions.
With respect to each of the aforementioned class action and putative class action lawsuits, we are unable to provide any reasonable evaluation of the likelihood that a loss will be incurred or any reasonable estimate of the range of possible loss.

Item 1A – RISK FACTORS
Please consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes or additions to our risk factors discussed in such report which could materially affect the Company’s business, financial condition, or future results.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the first quarter of the fiscal year ended December 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1 — 31, 2026	—	$—	—	$1,109,330,034
February 1 — 28, 2026	—	$—	—	$1,109,330,034
March 1 — 31, 2026	—	$—	—	$1,109,330,034
Total	—	$—	—
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of March 31, 2026, the Company was authorized to repurchase up to an additional $1.1 billion of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.

10.a	Form of Restricted Stock Award Agreement (2026) made under the Polaris Inc. 2024 Omnibus Incentive Plan.

10.b	Employment Offer Letter dated April 25, 2022 by and between the Company and Benjamin D. Duke.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on April 28, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Consolidated Statements of Loss for the three month periods ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Equity for the three month periods ended March 31, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2026 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	April 28, 2026	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2026	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)