Form 10-Q
period 2026-09-30
Polaris Inc.
filed 2026-10-27
CIK 931015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 20, 2026, 56,925,967 shares of Common Stock, $.01 par value, of the registrant were outstanding.

  POLARIS INC.
FORM 10-Q
For Quarterly Period Ended September 30, 2026

Part I FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
POLARIS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$301.7	$138.0
Trade receivables, net	276.8	237.5
Inventories, net	1,544.9	1,412.4
Prepaid expenses and other	272.4	366.9
Income taxes receivable	21.1	2.0
Current assets held for sale	22.3	49.8
Total current assets	2,439.2	2,206.6
Property and equipment, net	975.8	1,030.6
Investment in finance affiliate	90.9	131.5
Deferred tax assets	536.3	525.5
Goodwill and other intangible assets, net	785.6	800.0
Operating lease assets	127.6	121.0
Other long-term assets	95.9	78.5
Total assets	$5,051.3	$4,893.7
Liabilities and Equity
Current liabilities:
Current financing obligations	$35.2	$34.8
Accounts payable	903.4	762.5
Accrued expenses	1,312.3	1,355.0
Other current liabilities	41.9	40.5
Current liabilities held for sale	—	50.5
Total current liabilities	2,292.8	2,243.3
Long-term financing obligations	1,593.2	1,504.7
Other long-term liabilities	313.7	306.1
Total liabilities	$4,199.7	$4,054.1
Deferred compensation	$2.7	$6.7
Shareholders’ equity:
Preferred stock $0.01 par value per share, 20.0 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share, 160.0 shares authorized, 56.9 and 56.5 shares issued and outstanding, respectively	$0.6	$0.6
Additional paid-in capital	1,384.3	1,328.9
Accumulated deficit	(496.3)	(469.0)
Accumulated other comprehensive loss, net	(44.1)	(32.1)
Total shareholders’ equity	844.5	828.4
Noncontrolling interest	4.4	4.5
Total equity	848.9	832.9
Total liabilities and equity	$5,051.3	$4,893.7
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$2,042.6	$1,841.6	$5,724.1	$5,230.1
Cost of sales	1,610.2	1,461.3	4,478.6	4,245.6
Gross profit	432.4	380.3	1,245.5	984.5
Operating expenses:
Selling and marketing	124.9	126.7	350.8	368.9
Research and development	88.2	92.8	264.1	266.0
General and administrative	160.6	117.8	466.0	347.9
Goodwill impairment	—	—	—	52.6
Loss on disposal groups	1.8	42.3	30.9	42.3
Total operating expenses	375.5	379.6	1,111.8	1,077.7
Income from financial services	16.5	19.7	49.4	64.6
Operating income (loss)	73.4	20.4	183.1	(28.6)
Non-operating expense:
Interest expense	28.2	33.1	92.3	100.4
Other (income) expense, net	(11.0)	(0.6)	(41.1)	46.8
Income (loss) before income taxes	56.2	(12.1)	131.9	(175.8)
Provision (benefit) for income taxes	17.6	3.6	33.9	(14.3)
Net income (loss)	38.6	(15.7)	98.0	(161.5)
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.6)	(0.4)
Net income (loss) attributable to Polaris Inc.	$38.4	$(15.8)	$97.4	$(161.9)
Net income (loss) per share attributable to Polaris Inc. common shareholders:
Basic	$0.67	$(0.28)	$1.69	$(2.84)
Diluted	$0.66	$(0.28)	$1.67	$(2.84)
Weighted average shares outstanding:
Basic	57.6	56.9	57.5	56.9
Diluted	58.5	56.9	58.3	56.9
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$38.6	$(15.7)	$98.0	$(161.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7.7)	2.4	(20.4)	79.3
Unrealized gain on derivative instruments	—	0.7	8.7	5.8
Retirement plan and other activity	(0.1)	(0.1)	(0.3)	(0.3)
Comprehensive income (loss)	30.8	(12.7)	86.0	(76.7)
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)	(0.6)	(0.4)
Comprehensive income (loss) attributable to Polaris Inc.	$30.6	$(12.8)	$85.4	$(77.1)
The accompanying footnotes are an integral part of these consolidated statements.

POLARIS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2026	56.9	$0.6	$1,368.2	$(496.0)	$(36.3)	$4.5	$841.0
Employee stock compensation	—	—	14.0	—	—	—	14.0
Deferred compensation	—	—	1.2	0.4	—	—	1.6
Proceeds from stock issuances under employee plans	0.1	—	0.9	—	—	—	0.9
Cash dividends declared (1)	—	—	—	(39.1)	—	—	(39.1)
Repurchase and retirement of common shares	(0.1)	—	—	—	—	—	—
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	38.4	—	0.2	38.6
Other comprehensive income	—	—	—	—	(7.8)	—	(7.8)
Balance, September 30, 2026	56.9	$0.6	$1,384.3	$(496.3)	$(44.1)	$4.4	$848.9

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, June 30, 2025	56.2	$0.6	$1,299.9	$(71.7)	$(43.7)	$4.3	$1,189.4
Employee stock compensation	—	—	16.3	—	—	—	16.3
Deferred compensation	—	—	(0.1)	(1.9)	—	—	(2.0)
Proceeds from stock issuances under employee plans	—	—	0.8	—	—	—	0.8
Cash dividends declared (1)	—	—	—	(37.9)	—	—	(37.9)
Net (loss) income	—	—	—	(15.8)	—	0.1	(15.7)
Other comprehensive income	—	—	—	—	3.0	—	3.0
Balance, September 30, 2025	56.2	$0.6	$1,316.9	$(127.3)	$(40.7)	$4.4	$1,153.9
(1) Polaris Inc. declared and paid a dividend of $0.68 and $0.67 per share for the three-month periods ended September 30, 2026 and September 30, 2025, respectively.

The accompanying footnotes are an integral part of these consolidated statements.

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2025	56.5	$0.6	$1,328.9	$(469.0)	$(32.1)	$4.5	$832.9
Employee stock compensation	0.5	—	48.9	—	—	—	48.9
Deferred compensation	—	—	5.4	(1.4)	—	—	4.0
Proceeds from stock issuances under employee plans	0.1	—	4.5	—	—	—	4.5
Cash dividends declared (2)	—	—	—	(117.4)	—	—	(117.4)
Repurchase and retirement of common shares	(0.2)	—	(3.4)	(5.9)	—	—	(9.3)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.7)	(0.7)
Net income	—	—	—	97.4	—	0.6	98.0
Other comprehensive loss	—	—	—	—	(12.0)	—	(12.0)
Balance, September 30, 2026	56.9	$0.6	$1,384.3	$(496.3)	$(44.1)	$4.4	$848.9

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total Equity
Balance, December 31, 2024	56.1	$0.6	$1,265.9	$148.9	$(125.5)	$4.2	$1,294.1
Employee stock compensation	0.2	—	49.1	—	—	—	49.1
Deferred compensation	—	—	—	(0.1)	—	—	(0.1)
Proceeds from stock issuances under employee plans	—	—	3.1	—	—	—	3.1
Cash dividends declared (2)	—	—	—	(113.0)	—	—	(113.0)
Repurchase and retirement of common shares	(0.1)	—	(1.2)	(1.2)	—	—	(2.4)
Cash dividend to noncontrolling interest	—	—	—	—	—	(0.2)	(0.2)
Net (loss) income	—	—	—	(161.9)	—	0.4	(161.5)
Other comprehensive income	—	—	—	—	84.8	—	84.8
Balance, September 30, 2025	56.2	$0.6	$1,316.9	$(127.3)	$(40.7)	$4.4	$1,153.9
(2) Polaris Inc. declared and paid aggregate dividends of $2.04 and $2.01 per share for the nine-month periods ended September 30, 2026 and September 30, 2025, respectively.

POLARIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$98.0	$(161.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	196.1	218.9
Noncash compensation	48.9	49.1
Noncash income from financial services	(27.2)	(32.3)
Deferred income taxes	(11.3)	(37.7)
Impairment charges	—	102.0
Loss on disposal groups	30.9	42.3
Other, net	3.9	(0.7)
Changes in operating assets and liabilities:
Trade receivables	(47.1)	(25.6)
Inventories	(153.9)	77.1
Accounts payable	119.5	236.7
Accrued expenses	(48.2)	(0.1)
Income taxes payable/receivable	(12.5)	(6.6)
Prepaid expenses and other, net	94.7	100.7
Net cash provided by operating activities	291.8	562.3
Investing Activities:
Purchase of property and equipment, net	(140.3)	(118.2)
Distributions from finance affiliate, net	67.8	41.4
Investments in and distributions from other affiliates, net	(19.5)	—
Sale of businesses	(78.6)	—
Net cash used for investing activities	(170.6)	(76.8)
Financing Activities:
Borrowings (repayments) under revolving loan facility, net	114.9	32.7
Repayments under financing obligations	(26.8)	(379.4)
Repurchase and retirement of common shares	(9.3)	(2.4)
Cash dividends to shareholders	(116.3)	(113.0)
Cash dividend to noncontrolling interest	(0.7)	(0.2)
Proceeds from stock issuances under employee plans	4.5	3.1
Net cash used for financing activities	(33.7)	(459.2)
Impact of currency exchange rates on cash balances	(5.7)	22.2
Net increase in cash, cash equivalents and restricted cash	81.8	48.5
Cash, cash equivalents and restricted cash at beginning of period	236.3	303.0
Cash, cash equivalents and restricted cash at end of period	$318.1	$351.5
Supplemental Cash Flow Information:
Interest paid on financing obligations	$106.2	$103.8
Income taxes paid	$60.7	$32.2
Leased assets obtained for operating lease liabilities	$32.4	$10.8
The following presents the classification of cash, cash equivalents and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$301.7	$335.5
Other long-term assets	16.4	16.0
Total	$318.1	$351.5
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
Reclassifications. Reclassifications of certain prior year reportable segment results have been made to conform to the current-year presentation. See Note 11 for additional information. The reclassifications had no impact on the consolidated balance sheets, statements of income (loss), comprehensive income (loss), equity, or cash flows, as previously reported. In addition, the prior year presentation of revolving loan facility activity and impairment charges in the consolidated statements of cash flows has been conformed to the current-year presentation. The reclassifications had no impact on net cash used for financing activities, net cash provided by operating activities.
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
Non-qualified deferred compensation assets and liabilities
As of September 30, 2026 and December 31, 2025, the fair value of the Company’s non-qualified deferred compensation assets and liabilities was $56.6 million and $53.5 million, respectively. The fair value of these assets and liabilities was determined using Level 1 inputs.
Fair value of other financial instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, trade receivables, accounts payable and current financing obligations, approximate their fair values due to their short-term nature. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s financing obligations was approximately $1,623.8 million and $1,575.9 million, respectively, and was determined primarily using Level 2 inputs by discounting projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. The carrying value of financing obligations was $1,628.4 million and $1,539.5 million as of September 30, 2026 and December 31, 2025, respectively.
Property and equipment. The Company recorded $63.0 million and $66.7 million of depreciation expense for the three months ended September 30, 2026 and 2025, respectively, and $182.3 million and $201.0 million for the nine months ended September 30, 2026 and 2025, respectively. A majority of the Company’s property and equipment is located in North America.

Product warranties. The activity in the warranty reserve during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$129.1	$153.4	$135.5	$162.8
Additions charged to expense	49.0	38.5	110.9	101.2
Warranty claims paid, net	(33.2)	(37.7)	(101.5)	(109.8)
Balance at end of period	$144.9	$154.2	$144.9	$154.2
New accounting pronouncements.
Apart from the item discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Supplemental Balance Sheet Information

In millions	September 30, 2026	December 31, 2025
Inventories
Raw materials and purchased components	$681.3	$623.7
Service parts, garments and accessories	278.1	268.9
Finished goods	674.9	615.4
Less: reserves	(89.4)	(95.6)
Inventories, net	$1,544.9	$1,412.4
Property and equipment
Land, buildings and improvements	$651.5	$665.8
Equipment and tooling	1,771.6	1,659.7
	2,423.1	2,325.5
Less: accumulated depreciation	(1,447.3)	(1,294.9)
Property and equipment, net	$975.8	$1,030.6
Accrued expenses
Compensation	$259.9	$266.1
Warranties	144.9	135.5
Sales promotions and incentives	286.3	278.4
Dealer holdback	140.2	135.9
Other accrued expenses	481.0	539.1
Total accrued expenses	$1,312.3	$1,355.0
Other current liabilities
Current operating lease liabilities	$24.8	$28.1
Income taxes payable	17.1	12.4
Total other current liabilities	$41.9	$40.5
Other long-term liabilities
Long-term operating lease liabilities	$104.9	$97.1
Long-term income taxes payable	22.1	19.9
Deferred tax liabilities	7.1	7.3
Other long-term liabilities	179.6	181.8
Total other long-term liabilities	$313.7	$306.1

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
The following tables disaggregate the Company's revenue by major product type and geography (in millions):

	Three months ended September 30, 2026
	Polaris Powersports	Marine	Aixam & Goupil	Corporate	Total
Revenue by product type
Wholegoods	$1,264.3	$133.3	$59.1	$18.4	$1,475.1
PG&A	557.8	0.1	8.9	0.7	567.5
Total revenue	$1,822.1	$133.4	$68.0	$19.1	$2,042.6

Revenue by geography
United States	$1,530.6	$130.4	$—	$16.1	$1,677.1
Canada	134.8	2.5	—	0.1	137.4
EMEA	98.1	0.3	68.0	0.1	166.5
APLA	58.6	0.2	—	2.8	61.6
Total revenue	$1,822.1	$133.4	$68.0	$19.1	$2,042.6

	Three months ended September 30, 2025
	Polaris Powersports	Marine	Aixam & Goupil	Corporate	Total
Revenue by product type
Wholegoods	$1,072.9	$103.3	$68.7	$90.7	$1,335.6
PG&A	470.3	0.1	8.6	27.0	506.0
Total revenue	$1,543.2	$103.4	$77.3	$117.7	$1,841.6

Revenue by geography
United States	$1,327.0	$99.6	$—	$77.0	$1,503.6
Canada	73.2	3.5	—	5.4	82.1
EMEA	87.6	0.1	77.2	23.9	188.8
APLA	55.4	0.2	0.1	11.4	67.1
Total revenue	$1,543.2	$103.4	$77.3	$117.7	$1,841.6

	Nine months ended September 30, 2026
	Polaris Powersports	Marine	Aixam & Goupil	Corporate	Total
Revenue by product type
Wholegoods	$3,478.2	$437.8	$189.6	$103.8	$4,209.4
PG&A	1,478.3	0.4	30.9	5.1	1,514.7
Total revenue	$4,956.5	$438.2	$220.5	$108.9	$5,724.1

Revenue by geography
United States	$4,141.0	$428.1	$—	$96.1	$4,665.2
Canada	320.0	8.9	—	1.4	330.3
EMEA	287.1	0.4	220.5	5.1	513.1
APLA	208.4	0.8	—	6.3	215.5
Total revenue	$4,956.5	$438.2	$220.5	$108.9	$5,724.1

	Nine months ended September 30, 2025
	Polaris Powersports	Marine	Aixam & Goupil	Corporate	Total
Revenue by product type
Wholegoods	$2,989.3	$373.7	$190.9	$312.5	$3,866.4
PG&A	1,253.8	0.4	28.7	80.8	1,363.7
Total revenue	$4,243.1	$374.1	$219.6	$393.3	$5,230.1

Revenue by geography
United States	$3,550.1	$365.8	$—	$258.3	$4,174.2
Canada	261.5	6.8	—	17.1	285.4
EMEA	264.8	0.1	219.5	83.0	567.4
APLA	166.7	1.4	0.1	34.9	203.1
Total revenue	$4,243.1	$374.1	$219.6	$393.3	$5,230.1

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
The Company sells separately-priced protection and maintenance contracts to vehicle owners, including extended service contracts (“ESCs”), guaranteed asset protection, prepaid maintenance plans, and tire and wheel and battery protection plans. ESCs extend mechanical coverages beyond the base limited warranty and comprise a majority of the Company’s financial product sales. Including the base limited warranty, these separately-priced ESCs have a duration ranging from 12 months to 84 months. The Company typically receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.

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
The activity in the deferred revenue reserve for ESCs during the periods presented was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$113.0	$112.0	$115.4	$111.3
New contracts sold	9.9	15.3	33.1	38.5
Revenue recognized on existing contracts	(12.4)	(13.6)	(38.0)	(36.1)
Balance at end of period	$110.5	$113.7	$110.5	$113.7
The Company expects to recognize approximately $35.4 million of the unearned amount over the 12 months following September 30, 2026, compared to $36.4 million as of September 30, 2025. These amounts were recorded in accrued expenses in the consolidated balance sheets. The amount recorded in other long-term liabilities totaled $75.1 million and $77.3 million as of September 30, 2026 and 2025, respectively.

Note 4. Divestitures and Assets and Liabilities Held for Sale
On February 2, 2026, the Company completed the sale of a majority interest in the Indian Motorcycle business. Indian Motorcycle was a vertically integrated manufacturer and distributor of a full line of motorcycles that was previously included in the Company’s On Road reportable segment. In addition to charges recorded in 2025, the sale resulted in an incremental pretax loss of $14.0 million which was included in loss on disposal groups in the consolidated statements of income (loss) for the nine months ended September 30, 2026.
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
Related to the TSA and supply agreements, during the three and nine months ended September 30, 2026, the Company recorded sales of $16.2 million and $80.7 million, respectively. During the three and nine months ended September 30, 2026, the Company recorded cost reimbursements of $12.8 million and $48.9 million, respectively, of which $0.7 million and $8.9 million was recorded in cost of sales and $12.1 million and $40.0 million, respectively, was recorded in other (income) expense, net in the consolidated statements of income (loss). Costs incurred under the TSA and supply agreements totaled $25.8 million and $120.3 million, respectively, during the three and nine months ended September 30, 2026, of which $19.8 million and $101.6 million was recorded in cost of sales and $6.0 million and $18.7 million, respectively, was recorded in operating expenses in the consolidated statements of income (loss).
Certain PG&A assets which were previously held for sale were sold during the second quarter of 2026. The sale resulted in a total pretax loss of $17.0 million for the nine months ended September 30, 2026. The loss was included in loss on disposal groups in the consolidated statements of income (loss).
Certain manufacturing assets met the criteria to be classified as held for sale as of September 30, 2026. The assets represent a disposal group and are recorded at their carrying amount, which is below fair value.
The Company’s motorcycle manufacturing facility located in Vietnam was also classified as held for sale as of September 30, 2026. The assets and liabilities of that manufacturing facility also represent a disposal group. The fair value of the assets and liabilities in the disposal group was measured based on a market valuation, which is considered a Level 3 input in the fair value hierarchy.

The combined carrying amounts of major classes of assets and liabilities classified as held for sale were as follows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$—	$82.2
Inventories, net	—	176.6
Prepaid expenses and other	—	4.3
Property and equipment, net	22.3	17.9
Deferred tax assets	—	0.8
Valuation allowance on disposal group held for sale	—	(232.0)
Current assets held for sale	22.3	49.8

Accounts payable	—	2.7
Accrued expenses and other	—	47.8
Current liabilities held for sale	$—	$50.5

Note 5. Share-Based Compensation
Total share-based compensation expenses were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Option awards	$1.5	$2.2	$9.7	$9.3
Other share-based awards	6.3	12.4	26.7	29.4
Total share-based compensation before tax	7.8	14.6	36.4	38.7
Tax benefit	1.9	3.5	8.9	9.4
Total share-based compensation expense included in net income (loss)	$5.9	$11.1	$27.5	$29.3
In addition to the above share-based compensation expenses, the Company sponsors a qualified non-leveraged employee stock ownership plan (“ESOP”). Shares allocated to eligible participants’ accounts vest at various percentage rates based on years of service and require no cash payments from the recipient.
As of September 30, 2026, there was $43.5 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. Unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.1 years. Included in unrecognized share-based compensation expense was approximately $6.2 million related to stock options and $37.3 million related to restricted stock.

Note 6. Financing Agreements
The carrying value of financing obligations and the average related interest rates were as follows (in millions):

	Average interest rate as of September 30, 2026	Maturity	September 30, 2026	December 31, 2025
Senior notes due 2029	6.95%	March 2029	500.0	500.0
Revolving loan facility	4.79%	December 2029	149.2	35.4
Term loan facility	5.50%	December 2029	456.3	475.0
Senior notes due 2031	5.60%	March 2031	500.0	500.0
Finance lease obligations	5.24%	Various through 2029	5.7	7.3
Notes payable and other	4.30%	Various through 2030	31.2	39.2
Unamortized debt issuance costs and discounts			(14.0)	(17.4)
Total financing obligations			$1,628.4	$1,539.5
Less: Current financing obligations			35.2	34.8
Total long-term financing obligations			$1,593.2	$1,504.7

Debt issuance costs and discounts are recognized as a reduction in the carrying value of the related long-term debt in the consolidated balance sheets and are amortized to interest expense in the consolidated statements of income (loss) over the expected remaining terms of the related debt.
As of September 30, 2026, the Company had open letters of credit totaling $59.4 million primarily related to inventory purchases.
Unsecured credit facility. The Company maintains an unsecured credit facility which consists of a term loan facility (the “Term Loan Facility”) and a revolving loan facility (the “Revolving Loan Facility”). An amendment was completed in December 2024 that reduced the Term Loan Facility to $500.0 million, of which $456.3 million was outstanding as of September 30, 2026, and extended the maturity date of the Term Loan Facility to December 2029. The Company is required to make principal payments under the Term Loan Facility totaling $25.0 million over the next 12 months. The amendment, completed in December 2024, also increased the Revolving Loan Facility to $1.4 billion, of which $149.2 million was outstanding as of September 30, 2026, and extended the maturity date to December 2029. Interest under the Term Loan Facility and Revolving Loan Facility is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement.
The agreement governing the credit facility contains covenants that require the Company to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The credit agreement requires the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Company was previously subject to modified covenants during a covenant relief period applicable for each quarter ended June 30, 2025 through and including June 30, 2026. That covenant relief period ended in the third quarter of 2026. The Company was in compliance with all covenants as of September 30, 2026.
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
Acquisition-related deferred payments. On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana that manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, the Company has committed to make a series of deferred payments to the former owners following the closing date of the merger through July 2030. The original discounted payable was for $76.7 million, of which $30.0 million was outstanding as of September 30, 2026. The outstanding balance is included in long-term financing obligations and current financing obligations in the consolidated balance sheets.

Note 7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets, net of accumulated amortization, as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026	December 31, 2025
Goodwill	$348.7	$348.8
Other intangible assets, net	436.9	451.2
Total goodwill and other intangible assets, net	$785.6	$800.0

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Polaris Powersports	Marine	Aixam & Goupil	Total
Balance as of December 31, 2025	$118.2	$230.6	$—	$348.8
Currency translation effect on foreign goodwill balances	(0.1)	—	—	(0.1)
Balance as of September 30, 2026	$118.1	$230.6	$—	$348.7

	Off Road	Marine	On Road	Total
Balance as of December 31, 2024	$116.2	$230.6	$46.7	$393.5
Goodwill impairment	—	—	(52.6)	(52.6)
Currency translation effect on foreign goodwill balances	1.8	—	5.9	7.7
Balance as of September 30, 2025	$118.0	$230.6	$—	$348.6

Following the Company’s segment reorganization in the first quarter of 2026, goodwill balances in the former Off Road reportable segment were fully allocated to reporting units in the Company’s Polaris Powersports reportable segment. Goodwill balances in the Marine reportable segment were unaffected by the segment reorganization. The Company assessed goodwill for impairment immediately before and immediately after the reorganization and concluded that goodwill was not impaired. Prior period goodwill balances were not recast to conform to the current-year reportable segment structure. In the second quarter of 2025, the Company recorded an impairment charge of $52.6 million related to goodwill associated with the former On Road segment.
The components of other intangible assets were as follows (in millions):

		September 30, 2026			December 31, 2025
	Weighted-average useful life (years)	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Amortizable - dealer/customer related and other	19	$342.5	$(146.3)	$196.2	$342.5	$(132.6)	$209.9
Non-amortizable - brand/trade names		240.7	—	240.7	241.3	—	241.3
Total other intangible assets, net		$583.2	$(146.3)	$436.9	$583.8	$(132.6)	$451.2
Amortization expense for other intangible assets was $4.6 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively, and $13.8 million and $17.9 million for the nine months ended September 30, 2026 and 2025, respectively. Estimated future amortization expense for identifiable other intangible assets during the next five years is as follows (in millions):

	Remainder 2026	2027	2028	2029	2030	2031
Estimated amortization expense	$4.6	$18.3	$17.7	$17.7	$17.7	$17.7
The preceding expected amortization expense is an estimate and actual amounts could differ due to additional other intangible asset acquisitions, changes in foreign currency rates, or impairments of other intangible assets.

Note 8. Shareholders’ Equity
Share repurchase program. The Company did not repurchase shares of its common stock in open-market transactions under the share repurchase program during the nine months ended September 30, 2026. As of September 30, 2026, the Board of Directors has authorized the Company to repurchase up to an additional $1.1 billion of the Company’s common stock.
Dividends. Cash dividends declared and paid per common share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash dividends declared and paid per common share	$0.68	$0.67	$2.04	$2.01
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average number of common shares outstanding	56.9	56.2	56.8	56.2
Director Plan and deferred stock units	0.4	0.4	0.4	0.3
ESOP	0.3	0.3	0.3	0.4
Common shares outstanding-basic	57.6	56.9	57.5	56.9
Dilutive effect of restricted stock units	0.7	—	0.7	—
Dilutive effect of stock option awards	0.2	—	0.1	—
Common and potential common shares outstanding-diluted	58.5	56.9	58.3	56.9
During the three and nine months ended September 30, 2026, the number of options that were not included in the computation of diluted net income (loss) per share because the option exercise price was greater than the market price, and therefore the effect would have been anti-dilutive, was 2.9 million, compared to 2.9 million and 3.3 million, respectively, for the comparable periods in 2025. As a result of the Company’s net loss during the three and nine months ended September 30, 2025, an additional 0.6 million and 0.3 million, respectively, of outstanding stock options and certain share-based awards under the Omnibus Plan were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive.
Accumulated other comprehensive loss. Changes in the accumulated other comprehensive loss balance were as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedging Derivatives	Retirement Plan Activity	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(35.7)	$1.3	$2.3	$(32.1)
Reclassification to the statement of income	—	(7.1)	(0.3)	(7.4)
Change in fair value	(20.4)	15.8	—	(4.6)
Balance as of September 30, 2026	$(56.1)	$10.0	$2.0	$(44.1)

Note 9. Financial Services Arrangements
Polaris Acceptance, a joint venture between the Company and Wells Fargo Commercial Distribution Finance Corporation, a direct subsidiary of Wells Fargo Bank, N.A., which is supported by a partnership agreement between their respective wholly owned subsidiaries, finances substantially all of the Company’s United States sales of off-road vehicles, snowmobiles, boats, and related PG&A, whereby the Company receives payment within a few days of shipment of the product. As of September 30, 2026, the total amount of receivables due from Polaris Acceptance was $28.9 million.
The Company’s subsidiary has a 50 percent equity interest in Polaris Acceptance. The Company’s allocable share of the income of Polaris Acceptance is recorded in income from financial services in the consolidated statements of income (loss). The partnership agreement, as amended and extended in June 2026, is effective through February 2032.
The Company’s total investment in Polaris Acceptance was $90.9 million as of September 30, 2026 and is accounted for under the equity method and recorded in investment in finance affiliate in the consolidated balance sheets. As of

September 30, 2026, the outstanding amount of net receivables financed for dealers under this arrangement was $1,899.6 million.
The Company has agreed to repurchase products repossessed by Polaris Acceptance up to an annual maximum of 5 percent of the aggregate average month-end outstanding Polaris Acceptance receivables during the prior calendar year. For calendar year 2026, the potential 5 percent aggregate repurchase obligation with respect to products repossessed by Polaris Acceptance is approximately $89.5 million.
Financing of the Company’s United States sales of boats was previously completed by a subsidiary of Huntington Bancshares Incorporated (“Huntington”) and the Company may still be required to repurchase products repossessed by Huntington up to a maximum of 100 percent of the aggregate outstanding Huntington receivables balance. The Company also has other financing arrangements related to its foreign subsidiaries in which it has agreed to repurchase repossessed products. As of September 30, 2026, these potential aggregate repurchase obligations were approximately $48.5 million.
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

Note 10. Commitments and Contingencies
Product liability. The Company is subject to product liability claims in the normal course of business. The Company purchases excess insurance coverage annually for product liability claims, which is subject to self-insured retention and aggregate limits. The estimated costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is reasonably estimable. The Company utilizes actuarial analysis, which considers claims experience and historical trends, along with an analysis of current claims, to assist in determining the appropriate loss reserve levels. As of September 30, 2026 and December 31, 2025, the Company had an accrual of $282.7 million and $374.1 million, respectively, for the probable payment of pending claims related to product liability litigation associated with the Company’s products. This accrual is recorded in accrued expenses in the consolidated balance sheets. Amounts due from insurance carriers, to the extent applicable, reduce our financial exposures to product liability claims and are recorded in prepaid expenses and other in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company recorded $63.1 million and $182.5 million, respectively, for probable insurance recoveries related to product liability accruals.
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

Tariffs. In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. During the nine months ended September 30, 2026, we submitted claims for refunds of certain IEEPA tariffs previously paid on imports. The Company has deemed recovery of tariffs subject to those claims, as well as certain amounts from suppliers, to be probable, and has further collected interest on refunds paid. During the quarter ended September 30, 2026, the Company recognized a benefit of $9.8 million, of which $6.4 million was recorded in cost of sales and $3.4 million was recorded within interest expense in the consolidated statements of income (loss). During the year-to-date period ended September 30, 2026, the Company recognized a benefit of $83.7 million, of which $80.3 million was recorded in cost of sales and $3.4 million was recorded within interest expense in the consolidated statements of income (loss). As of September 30, 2026, the Company has collected substantially all of its tariff refunds for claims submitted to date.

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
The Company has determined its significant segment expense categories based on amounts regularly provided to the Company’s CODM to evaluate segment profitability and drive strategic decision making. Reportable segment sales and significant reportable segment expense categories and amounts included in the Company’s measure of segment profit or loss, gross profit, were as follows (in millions):

	For the Three Months Ended September 30, 2026
	Polaris Powersports	Marine	Aixam & Goupil	Total
Reportable segment sales	$1,822.1	$133.4	$68.0	$2,023.5
Reconciliation of consolidated sales
Corporate				19.1
Consolidated sales				2,042.6

Purchased materials, logistics and labor	1,328.3	112.3	45.9	1,486.5
Depreciation and amortization	42.3	2.5	2.8	47.6
Warranty	45.7	2.8	0.6	49.1
Reportable segment gross profit	$405.8	$15.8	$18.7	$440.3
Reconciliation of consolidated gross profit
Corporate costs and other - gross profit				(7.9)
Total gross profit				$432.4

	For the Three Months Ended September 30, 2025
	Polaris Powersports	Marine	Aixam & Goupil	Total
Reportable segment sales	$1,543.2	$103.4	$77.3	$1,723.9
Reconciliation of consolidated sales
Corporate				117.7
Consolidated sales				1,841.6

Purchased materials, logistics and labor	1,125.6	87.0	52.7	1,265.3
Depreciation and amortization	43.7	2.3	2.2	48.2
Warranty	31.0	2.3	0.8	34.1
Reportable segment gross profit	$342.9	$11.8	$21.6	$376.3
Reconciliation of consolidated gross profit
Corporate costs and other - gross profit				4.0
Total gross profit				$380.3

	For the Nine Months Ended September 30, 2026
	Polaris Powersports	Marine	Aixam & Goupil	Total
Reportable segment sales	$4,956.5	$438.2	$220.5	$5,615.2
Reconciliation of consolidated sales
Corporate				108.9
Consolidated sales				5,724.1

Purchased materials, logistics and labor	3,604.3	358.0	148.0	4,110.3
Depreciation and amortization	121.5	7.3	7.9	136.7
Warranty	99.1	9.7	2.2	111.0
Reportable segment gross profit	$1,131.6	$63.2	$62.4	$1,257.2
Reconciliation of consolidated gross profit
Corporate costs and other - gross profit				(11.7)
Total gross profit				$1,245.5

	For the Nine Months Ended September 30, 2025
	Polaris Powersports	Marine	Aixam & Goupil	Total
Reportable segment sales	$4,243.1	$374.1	$219.6	$4,836.8
Reconciliation of consolidated sales
Corporate				393.3
Consolidated sales				5,230.1

Purchased materials, logistics and labor	3,184.8	306.9	149.3	3,641.0
Depreciation and amortization	133.2	6.7	6.6	146.5
Warranty	74.7	7.8	5.0	87.5
Reportable segment gross profit	$850.4	$52.7	$58.7	$961.8
Reconciliation of consolidated gross profit
Corporate costs and other - gross profit				22.7
Total gross profit				$984.5

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion pertains to the results of operations and financial position of Polaris Inc., a Delaware corporation, for the three- and nine-month periods ended September 30, 2026 compared to the three- and nine-month periods ended September 30, 2025. The terms “Polaris,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Polaris Inc., its subsidiaries and its predecessors, which began doing business in 1954. We design, engineer, manufacture and market powersports vehicles which include: off-road vehicles (“ORV”), including all-terrain vehicles (“ATV”) and side-by-side vehicles; military and commercial ORVs; snowmobiles; moto-roadsters; quadricycles; and boats. We also design and manufacture or source parts, garments and accessories (“PG&A”), which includes aftermarket accessories and apparel. Due to the seasonal trends for certain products and certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year. Unless otherwise noted, all “quarter” comparisons are from the third quarter of 2026 to the third quarter of 2025 and all “year-to-date” comparisons are from the nine-month period ended September 30, 2026 to the nine-month period ended September 30, 2025. Estimates related to industry retail sales are unaudited and based on internally-generated management estimates, including estimates based on extrapolations from third-party surveys of the industries in which we compete, and are subject to change.
Overview
Third quarter sales totaled $2,042.6 million, an increase of 11 percent from last year’s third quarter sales of $1,841.6 million. The increase in sales for the quarter was primarily driven by increased shipments and higher net pricing, partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture and product mix.
Our gross profit of $432.4 million increased 14 percent from $380.3 million in the comparable prior year third quarter. Gross profit, as a percentage of sales, increased primarily as a result of higher net pricing, favorable operational costs and tariff refunds, partially offset by incremental tariff expense and higher commodity costs.
Net income attributable to Polaris was $38.4 million, or $0.66 per diluted share, compared to 2025 third quarter net loss attributable to Polaris of $15.8 million, or $0.28 net loss per diluted share. The improvement for the quarter was primarily driven by increased shipments, impairment charges recorded in the prior year comparable period that did not recur in 2026, higher net pricing, favorable operating costs and tariff refunds, partially offset by incremental tariff expense, higher commodity costs and increased general and administrative expense. We reported third quarter adjusted EBITDA of $180.0 million, compared to 2025 third quarter adjusted EBITDA of $140.4 million. For information on how we define and calculate Adjusted EBITDA, and a reconciliation from net income (loss) to adjusted EBITDA, see “Non-GAAP Financial Measures”.
Global Economic Conditions
We continue to monitor macroeconomic trends and uncertainties and changes in international trade relations and trade policy, including those related to tariffs. The U.S. government has implemented a general tariff on imports from many major trading partners, with some adjusted rates for those who have reached certain trade reciprocity agreements, and has prohibited certain imports from Canada. Impacted countries have and may impose retaliatory tariffs, and such actions could give rise to an escalation of other trade measures by the United States or countries subjected to such tariffs.
In November 2025, the U.S. Supreme Court heard arguments in a case challenging tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), and in February 2026, the Court issued a ruling that IEEPA does not authorize the imposition of tariffs. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. As a result of this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to formalize a process for refunds. On April 20, 2026, CBP launched an online portal (“CAPE”) that can be used to submit IEEPA tariff refund requests and began issuing refunds in May 2026. Although CAPE is now available for the majority of entries and refunds are being issued, CBP and the U.S. Department of Justice appealed the Court of International Trade’s order as applied to importers who have not acted on their claims.
Since the Supreme Court’s ruling, the U.S. government has implemented various tariffs, invoking other statutory authorities. Some of these actions continue to be challenged in court and could impact the manner in which tariff costs or potential refunds are calculated. Adverse rulings, or the replacement or implementation of new tariffs or trade restrictions including import bans, may have a material adverse impact on our results of operations, including our profitability. The tariff policy and trade environment is rapidly evolving and there is no guarantee that additional or increased tariffs will not be imposed, even on countries with whom the United States has historically has long-standing, cooperative trade relationships.
We currently procure components from countries subject to such tariffs. As a result of the current tariffs, we anticipate increased supply chain challenges, commodity cost volatility, economic uncertainty, and economic pressures on customers and consumers as a result of the challenges of high inflation combined with the effects of increased tariffs. To mitigate the impact of tariffs on our supply chain and manufacturing, we continue to evaluate sourcing alternatives, negotiate with suppliers, and work to increase the percentage of shipments that qualify for favorable tariff treatment under free trade agreements. Incremental tariffs and changed trade policies had a notable impact on our financial results for the three and nine-month periods ended September 30, 2026, and could continue to adversely impact our results in the future.
During the nine months ended September 30, 2026, we submitted claims for refunds of certain IEEPA tariffs previously paid on imports. Related to these claims, as well as certain amounts from suppliers and interest collected on refunds paid, we recognized a benefit of $9.8 million during the quarter ended September 30, 2026, of which $6.4 million was recorded in cost of sales and $3.4 million was recorded within interest expense in the consolidated statements of income (loss). During the year-to-date period ended September 30, 2026, we recognized a benefit of $83.7 million, of which $80.3 million was recorded in cost of sales and $3.4 million was recorded within interest expense in the consolidated statements of income (loss). As of September 30, 2026, we have collected substantially all tariff refunds for claims submitted to date.

Consolidated Results of Operations
The consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
($ in millions except percentages and share data)	2026	2025	Change 2026 vs. 2025	2026	2025	Change 2026 vs. 2025
Sales	$2,042.6	$1,841.6	11%	$5,724.1	$5,230.1	9%
Cost of sales	1,610.2	1,461.3	10%	4,478.6	4,245.6	5%
Gross profit	$432.4	$380.3	14%	$1,245.5	$984.5	27%
Percentage of sales	21.2%	20.6%	+52 bps	21.8%	18.8%	+293 bps
Operating expenses:
Selling and marketing	$124.9	$126.7	(1)%	$350.8	$368.9	(5)%
Research and development	88.2	92.8	(5)%	264.1	266.0	(1)%
General and administrative	160.6	117.8	36%	466.0	347.9	34%
Goodwill impairment	—	—	—	—	52.6	(100)%
Loss on disposal groups	1.8	42.3	(96)%	30.9	42.3	(27)%
Total operating expenses	$375.5	$379.6	(1)%	$1,111.8	$1,077.7	3%
Percentage of sales	18.4%	20.6%	-223 bps	19.4%	20.6%	-118 bps
Income from financial services	16.5	19.7	(16)%	49.4	64.6	(24)%
Operating income (loss)	$73.4	$20.4	NM	$183.1	$(28.6)	NM

Non-operating expense:
Interest expense	28.2	33.1	(15)%	92.3	100.4	(8)%
Other (income) expense, net	(11.0)	(0.6)	NM	(41.1)	46.8	NM
Income (loss) before income taxes	$56.2	$(12.1)	NM	$131.9	$(175.8)	NM
Provision (benefit) for income taxes	17.6	3.6	NM	33.9	(14.3)	NM
Effective income tax rate	31.3%	(28.6)%	NM	25.7%	8.2%	NM

Net income (loss)	$38.6	$(15.7)	NM	$98.0	$(161.5)	NM
Net income attributable to noncontrolling interest	(0.2)	(0.1)	100%	(0.6)	(0.4)	50%
Net income (loss) attributable to Polaris Inc.	$38.4	$(15.8)	NM	$97.4	$(161.9)	NM
Percentage of sales	1.9%	(0.9)%	+274 bps	1.7%	(3.1)%	+480 bps

Adjusted EBITDA	$180.0	$140.4	28%	$522.2	$312.1	67%
Adjusted EBITDA Margin	8.8%	7.6%	+118 bps	9.1%	6.0%	+315 bps

Diluted net income (loss) per share attributable to Polaris Inc. shareholders	$0.66	$(0.28)	NM	$1.67	$(2.84)	NM
Weighted average diluted shares outstanding	58.5	56.9	3%	58.3	56.9	2%
NM = not meaningful

Sales:
The increase in sales for the quarter and year-to-date period was primarily driven by increased shipments and higher net pricing, partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture and product mix.
The components of the consolidated sales change were as follows:

	Percent change in total Company sales compared to corresponding period of the prior year
	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Volume	16%	11%
Product mix and price	1	2
Currency	—	1
Divestiture	(6)	(5)
	11%	9%
Sales by geographic region were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2026	Percent of Total Sales	2025	Percent of Total Sales	Percent Change 2026 vs. 2025	2026	Percent of Total Sales	2025	Percent of Total Sales	Percent Change 2026 vs. 2025
United States	$1,677.1	82%	$1,503.6	82%	12%	$4,665.2	81%	$4,174.2	80%	12%
Canada	137.4	7%	82.1	4%	67%	330.3	6%	285.4	5%	16%
Other countries	228.1	11%	255.9	14%	(11)%	728.6	13%	770.5	15%	(5)%
Total sales	$2,042.6	100%	$1,841.6	100%	11%	$5,724.1	100%	$5,230.1	100%	9%

Sales in the United States increased during the quarter and year-to-date periods primarily as a result of increased ORV, Commercial, snowmobile, Government/Defense, and pontoon shipments, as well as higher PG&A sales. These increases were partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture.
Sales in Canada increased during the quarter and year-to-date periods primarily as a result of increased snowmobile shipments and PG&A sales, partially offset by reduced motorcycle shipments as a result of the Indian Motorcycle divestiture. Currency rate movements had an unfavorable impact of three percentage points on quarter sales and a favorable impact of one percentage point on year-to-date sales.
Sales in other countries decreased during the quarter and year-to-date periods primarily due to reduced motorcycle shipments as a result of the Indian Motorcycle divestiture and fewer Aixam shipments. These decreases were partially offset by increased ORV shipments. Currency rate movements had a favorable impact of one percentage point on quarter sales and five percentage points on year-to-date sales.
Cost of Sales:
The following table reflects our cost of sales in dollars and as a percentage of sales:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2026	Percent of Total Cost of Sales	2025	Percent of Total Cost of Sales	Percent Change 2026 vs. 2025	2026	Percent of Total Cost of Sales	2025	Percent of Total Cost of Sales	Percent Change 2026 vs. 2025
Purchased materials and logistics	$1,339.5	83%	$1,205.2	82%	11%	$3,717.4	83%	$3,513.2	83%	6%
Labor costs	172.6	11%	162.0	11%	7%	508.5	11%	463.3	11%	10%
Depreciation and amortization	49.1	3%	55.6	4%	(12)%	141.8	3%	167.9	4%	(16)%
Warranty	49.0	3%	38.5	3%	27%	110.9	3%	101.2	2%	10%
Total cost of sales	$1,610.2	100%	$1,461.3	100%	10%	$4,478.6	100%	$4,245.6	100%	5%
Percentage of sales	78.8%		79.4%	-52 bps		78.2%		81.2%	-293 bps

Cost of sales increased during the quarter and year-to-date period primarily due to increased sales volumes driving higher purchased materials and increased labor costs, as well as increased warranty expense. These increases were partially offset by reduced depreciation and amortization expense.
 Gross Profit:
Gross profit for the quarter and year-to-date period, as a percentage of sales, increased primarily as a result of higher net pricing, favorable operational costs and tariff refunds, partially offset by higher commodity costs and incremental tariff expense. The increase in gross profit for the year-to-date period, as a percentage of sales, was also driven by favorable product mix.
Operating Expenses:
Operating expenses, in absolute dollars and as a percentage of sales, decreased for the quarter primarily as a result of impairment charges in the prior year comparable period that did not recur in 2026 and lower research and development and selling and marketing expenses, partially offset by higher general and administrative expenses. For the year-to-date period, operating expenses increased in absolute dollars and decreased as a percentage of sales. These changes were primarily due to higher general and administrative expenses, partially offset by goodwill impairment charges in the prior year that did not recur in 2026, lower selling and marketing expenses, and reduced impairment and other charges associated with assets sold or classified as held for sale.
Income from Financial Services:
Income from financial services decreased for the quarter and year-to-date period, primarily due to lower retail credit income as a result of reduced penetration and lower wholesale financing income from Polaris Acceptance.
Interest Expense:
Interest expense decreased for the quarter and year to date period, primarily as a result of lower average debt levels.
Other (income) expense, net:
The increase in other (income) expense for the quarter and year-to-date period was primarily attributable to incremental income received under transition services agreements following the Indian Motorcycle divestiture. The increase for the year-to-date period was also driven by an impairment charge related to a strategic investment recorded in the prior year comparable period that did not recur in 2026. Other (income) expense is also impacted by currency exchange rate movements and the corresponding effects on currency transactions related to our international subsidiaries.
Provision (benefit) for income taxes:
Income tax expense for the quarter was $17.6 million or 31.3 percent of income before income taxes, compared to income tax expense of $3.6 million or 28.6 percent of the loss before income taxes for the third quarter of 2025. Income tax expense for the year-to-date period was $33.9 million or 25.7 percent of income before income taxes, compared to an income tax benefit of $14.3 million or 8.2 percent of the loss before income taxes for the nine months ended September 30, 2025. The change in the effective income tax rate for the quarter and year-to-date periods was primarily due to pretax income generated in the 2026 periods compared to pretax losses in the prior year periods, as well as impacts associated with changes in non-deductible impairment charges, Foreign-Derived Deduction Eligible Income, research and development credits, and income tax reserves compared to the prior periods.
Adjusted EBITDA:
Adjusted EBITDA, in absolute dollars and as a percentage of sales, increased during the quarter and year-to-date period primarily as a result of increased shipments, higher net pricing, favorable operating costs and tariff refunds, partially offset by incremental tariff expense, higher commodity costs and increased general and administrative expense.
Weighted average diluted shares outstanding:
Weighted average diluted shares outstanding increased for the quarter and year-to-date period, primarily due to share issuances within and between the comparable periods and an increase in the dilutive effect of share-based equity awards.
Cash Dividends:
We paid a regular cash dividend of $0.68 per common share on September 15, 2026 to holders of record at the close of business on September 1, 2026. We paid aggregate cash dividends of $2.04 per common share for the nine months ended September 30, 2026.

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
Our sales and gross profit by reportable segment, which includes the respective PG&A, as well as amounts related to corporate and other activities, were as follows:

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2026	Percent of Sales	2025	Percent of Sales	Percent Change 2026 vs. 2025	2026	Percent of Sales	2025	Percent of Sales	Percent Change 2026 vs. 2025
Polaris Powersports	$1,822.1	89%	$1,543.2	84%	18%	$4,956.5	86%	$4,243.1	81%	17%
Marine	133.4	7%	103.4	6%	29%	438.2	8%	374.1	7%	17%
Aixam & Goupil	68.0	3%	77.3	4%	(12)%	220.5	4%	219.6	4%	—%
Corporate	19.1	1%	117.7	6%	(84)%	108.9	2%	393.3	8%	(72)%
Total sales	$2,042.6	100%	$1,841.6	100%	11%	$5,724.1	100%	$5,230.1	100%	9%

	Three months ended September 30,					Nine months ended September 30,
($ in millions)	2026	Percent of Sales	2025	Percent of Sales	Percent Change 2026 vs. 2025	2026	Percent of Sales	2025	Percent of Sales	Percent Change 2026 vs. 2025
Polaris Powersports	$405.8	22.3%	$342.9	22.2%	18%	$1,131.6	22.8%	$850.4	20.0%	33%
Marine	15.8	11.9%	11.8	11.4%	34%	63.2	14.4%	52.7	14.1%	20%
Aixam & Goupil	18.7	27.5%	21.6	28.0%	(13)%	62.4	28.3%	58.7	26.7%	6%
Corporate costs and other	(7.9)		4.0		(298)%	(11.7)		22.7		(152)%
Total gross profit	$432.4		$380.3		14%	$1,245.5		$984.5		27%
Percentage of sales	21.2%		20.6%	+52 bps		21.8%		18.8%	+293 bps
Polaris Powersports:
Polaris Powersports sales, inclusive of PG&A sales, increased for the quarter and year-to-date period, primarily as a result of increased ORV, Commercial, snowmobile, and Government/Defense shipments, as well as higher PG&A sales. The average per unit sales price for the Polaris Powersports reportable segment was approximately flat for the quarter and increased approximately two percent for the year-to-date period primarily as a result of product mix and higher net pricing.
Sales to customers outside of North America increased 10 percent for the quarter and 15 percent for the year-to-date period primarily as a result of higher ORV shipments.
Gross profit, as a percentage of sales, increased during the quarter and year-to-date period primarily as a result of higher net pricing, favorable operating costs and tariff refunds, partially offset by incremental tariff expense and higher commodity costs. The increase in gross profit for the year-to-date period, as a percentage of sales, was also driven by favorable product mix.

Additional information on our end markets for the quarter:
•Polaris North America utility unit retail sales up mid-single digits percent
•Polaris North America recreation excluding youth unit retail sales down mid-teens percent
•Total Polaris North America ORV excluding youth unit retail sales up low-single digits percent
•Estimated North America industry ORV excluding youth unit retail sales approximately flat
•Total Polaris North America ORV excluding youth dealer inventories up approximately 12 percent
Marine:
Marine sales increased during the quarter and year-to-date period primarily as a result of favorable product mix and increased pontoon shipments. The average per unit sales price for the Marine reportable segment increased approximately 15 percent and 11 percent for the quarter and year-to-date period, respectively, primarily due to product mix and higher net pricing.
Gross profit, as a percentage of sales, increased for the quarter and year-to-date period primarily as a result of favorable product mix and favorable operating costs, partially offset by incremental tariff expense.
Additional information on our end markets for the two-month period ended August 31, 2026:
•Polaris U.S. pontoon unit retail sales down low-double digits percent
•Estimated U.S. industry pontoon unit retail sales down low-teens percent
•Polaris U.S. deck boat unit retail sales down low-forties percent
•Estimated U.S. industry deck boat unit retail sales down mid-thirties percent
Aixam & Goupil
Aixam & Goupil sales, inclusive of PG&A sales, decreased for the quarter primarily due to reduced Aixam shipments. Sales increased for the year-to-date period primarily as a result of increased Goupil shipments and PG&A sales, mostly offset by reduced Aixam shipments.
Gross profit, as a percentage of sales, decreased during the quarter primarily due to decreased leverage of fixed costs as a result of reduced sales volumes and unfavorable product mix. Gross profit, as a percentage of sales, increased during the year-to-date period primarily as a result of favorable operational costs and lower warranty expense.
Corporate
Corporate includes revenues and costs of previously divested businesses including Indian Motorcycle, income and costs related to transition services and supply agreements, and costs that are not allocated to reportable segments, including certain manufacturing costs, the impacts of certain foreign currency transactions, and certain incentive compensation costs and related adjustments. Corporate sales and gross profit decreased for the quarter and year-to-date periods as a result of the Indian Motorcycle divestiture on February 2, 2026. These decreases were partially offset by incremental sales and gross profit generated from transition services and supply agreements.

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
The following table presents a reconciliation of net income (loss), the most comparable U.S. GAAP financial measure, to Adjusted EBITDA for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Sales	$2,042.6	$1,841.6	$5,724.1	$5,230.1
Restructuring (3)	(0.8)	—	(0.8)	—
Product wind downs (4)	—	(3.6)	—	(7.9)
Adjusted sales	$2,041.8	$1,838.0	$5,723.3	$5,222.2

Net income (loss)	$38.6	$(15.7)	$98.0	$(161.5)
Provision (benefit) for income taxes	17.6	3.6	33.9	(14.3)
Interest expense	28.2	33.1	92.3	100.4
Depreciation	63.0	66.7	182.3	201.0
Intangible amortization (1)	4.6	5.9	13.8	17.9
Acquisition-related costs (2)	—	0.1	—	0.1
Restructuring (3)	1.6	2.7	18.3	8.2
Product wind downs (4)	—	0.2	—	9.5
Litigation-related expenses (5)	24.6	1.5	28.0	6.5
Impairment charges (6)	—	—	2.2	102.0
Distressed supplier support payments (7)	—	—	22.5	—
Loss on disposal groups (8)	1.8	42.3	30.9	42.3
Adjusted EBITDA	$180.0	$140.4	$522.2	$312.1
Adjusted EBITDA Margin	8.8%	7.6%	9.1%	6.0%
(1) Represents amortization expense for intangible assets acquired through business combinations and asset acquisitions
(2) Represents adjustments for integration and acquisition-related expenses
(3) Represents adjustments for corporate restructuring
(4) Represents adjustments related to product wind downs
(5) Represents adjustments for pending class action lawsuit settlements and the related litigation costs, as well as certain legal costs associated with the Company’s active federal patent infringement matter
(6) Represents goodwill and strategic investment impairment charges
(7) Represents charges attributable to payments made in support of a distressed supplier
(8) Represents the loss associated with the Company’s divestiture of the Indian Motorcycle business, as well as impairment and other charges related to certain other assets sold or classified as held for sale

Liquidity and Capital Resources
Our primary sources of liquidity have been cash provided by operating and financing activities, including funds as needed from our credit facility and issuances of long-term debt. Our primary uses of funds have been for new product development, capital investments, cash dividends to shareholders, repurchases and retirements of common stock, and acquisitions. The seasonality of production and shipments causes working capital requirements to fluctuate during the year and from year to year.
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
Cash Flows
The following table summarizes the cash flows from operating, investing and financing activities:

($ in millions)	Nine months ended September 30,
	2026	2025	Change
Total cash provided by (used for):
Operating activities	$291.8	$562.3	$(270.5)
Investing activities	(170.6)	(76.8)	(93.8)
Financing activities	(33.7)	(459.2)	425.5
Operating Activities:
The decrease in net cash from operating activities was primarily the result of a consistent working capital position over the nine months ended September 30, 2026 compared to working capital reductions in the prior year comparable period, partially offset by higher net income. Net income was $98.0 million for the nine months ended September 30, 2026, compared to a net loss of $161.5 million in the prior year comparable period.
Investing Activities:
The primary sources and uses of cash were for the purchase of property, equipment and tooling for continued capacity and capability at our manufacturing, distribution, and product development facilities, and distributions from and contributions to Polaris Acceptance. Net cash used for investing activities increased primarily due to incremental cash payments to facilitate the sale of the Indian Motorcycle business, increased property, equipment and tooling purchases, and strategic investments made during the first quarter of 2026, partially offset by higher net distributions from Polaris Acceptance.
Financing Activities:
The decrease in net cash used for financing activities was primarily the result of net borrowings under financing agreements in the nine months ended September 30, 2026 compared to net repayments under financing agreements during the comparable period in 2025. Net borrowings totaled $88.1 million for the nine months ended September 30, 2026 compared to net repayments of $346.7 million during the comparable period in 2025.
Financing Arrangements:
We are party to an unsecured credit facility, which includes a $1.4 billion variable interest rate revolving loan facility (the “Revolving Loan Facility”) that matures in December 2029, under which we have unsecured borrowings. As of September 30, 2026, there were borrowings of $149.2 million outstanding under the Revolving Loan Facility. Our credit facility also includes a term loan facility (the “Term Loan Facility”), pursuant to which $456.3 million was outstanding as of September 30, 2026. We are required to make principal payments under the Term Loan Facility totaling $25 million over the next 12 months. For the credit facility, interest is charged at rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. As of September 30, 2026, we had $1,241.6 million of availability on the Revolving Loan Facility.

The credit agreement contains covenants that require us to maintain certain financial ratios, including minimum interest coverage and maximum leverage ratios. The credit agreement requires us to maintain an interest coverage ratio of not less than 3.00 to 1.00 and a leverage ratio of not more than 3.50 to 1.00 on a rolling four quarter basis. The interest coverage ratio is calculated as Adjusted EBITDA to interest expense for the then most-recently ended four fiscal quarters. The leverage ratio is calculated as consolidated funded indebtedness less cash and cash equivalents, capped at $300 million, to Adjusted EBITDA for the then most-recently ended four fiscal quarters. The Company was previously subject to modified covenants during a covenant relief period applicable for each quarter ended June 30, 2025 through and including June 30, 2026. That covenant relief period ended in the third quarter of 2026.
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
On July 2, 2018, pursuant to the Agreement and Plan of Merger dated May 29, 2018, the Company completed the acquisition of Boat Holdings, LLC, a privately held Delaware limited liability company, headquartered in Elkhart, Indiana which manufactures boats (“Boat Holdings”). As a component of the Boat Holdings merger agreement, we have committed to make a series of deferred payments to the former owners through July 2030. The original discounted payable was for $76.7 million, of which $30.0 million was outstanding as of September 30, 2026.
As of September 30, 2026, we were in compliance with all debt covenants and our debt to total capital ratio was 66 percent. Additionally, as of September 30, 2026, we had letters of credit outstanding of $59.4 million, primarily related to inventory purchases.
Share Repurchases:
We did not repurchase shares of our common stock in open-market transactions under our share repurchase program during the first nine months of 2026. As of September 30, 2026, up to an additional $1.1 billion of our common stock remains available for repurchase under our share repurchase program.
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
Under these arrangements, we have agreed to repurchase products repossessed by these finance companies. As of September 30, 2026, the potential aggregate repurchase obligations were approximately $138.0 million. Our financial exposure under these repurchase agreements is limited to the difference between the amounts unpaid by the dealer with respect to the repossessed product plus costs of repossession and the amount received on the resale of the repossessed product. No material losses have been incurred under these agreements during the periods presented.
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

Note Regarding Forward-Looking Statements
This report contains not only historical information, but also “forward-looking statements” intended to qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” can generally be identified as such because the context of the statement will include words such as we or our management “believes,” “anticipates,” “expects,” “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals, such as future sales, future cash flows and capital requirements (including the sufficiency of our cash balances, cash flows from operations and borrowing capacity to fund operations, new product development, capital investments, dividends and share repurchases), operational initiatives, supply chain, the impact of tariffs and our tariff mitigation strategy, currency fluctuations, interest rates, commodity costs, and the expected outcome of legal proceedings, are also forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those forward-looking statements. Forward-looking statements may also be made from time to time in oral presentations, including telephone conferences and/or webcasts open to the public.
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
Euro: We have operations in the Eurozone through wholly owned subsidiaries and distributors. We also purchase components from certain suppliers directly for our U.S. operations in transactions denominated in Euros. Fluctuations in the Euro to U.S. dollar exchange rate impact sales, cost of sales and net income or loss.
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
We actively manage our exposure to fluctuating foreign currency exchange rates by entering into foreign exchange hedging contracts. During the quarter ended September 30, 2026, after consideration of the existing foreign currency hedging contracts, foreign currencies had a negative impact on net income compared to the comparable period in 2025. During the year-to-date period ended September 30, 2026, foreign currencies had a positive impact on net income compared to the comparable period in 2025. We expect currencies to have a positive impact on full-year net income or loss in 2026 compared to 2025.
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
Interest Rates:
We are a party to an unsecured credit facility with various lenders consisting of a $1.4 billion Revolving Loan Facility and a $500.0 million Term Loan Facility. Interest accrues on the revolving loan and term loans at variable rates based on adjusted Term SOFR plus the applicable add-on percentage, as defined in the credit agreement. As of September 30, 2026, there was $149.2 million outstanding on the Revolving Loan Facility and $456.3 million outstanding on the Term Loan Facility. We previously entered into interest rate swaps in order to manage our exposure to fixed and variable interest rates associated with our debt. Those interest rate swap contracts expired during the first quarter of 2026. We expect interest rates to have a positive impact on full-year net income or loss in 2026 compared to 2025.

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
As of the date of the filing of this Quarterly Report on Form 10-Q, we are party to certain class action and putative class action lawsuits brought by the same plaintiff’s counsel and largely repeating the same allegations regarding various state consumer protection laws focused on rollover protection structures’ certifications for various Polaris off-road vehicles sold in California. The first case brought in federal court in California related to this matter—Guzman/Albright—was first reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The district court granted summary judgment against both plaintiffs’ claims, which the plaintiffs appealed. The Ninth Circuit issued two rulings in September 2022 that reversed the district court’s summary judgment rulings and remanded the case to the district court with instructions to dismiss one plaintiff’s claims without prejudice. The plaintiff whose claims were dismissed without prejudice refiled the putative class action in California State Court under the name Albright. In June 2023, the Albright court granted the parties’ stipulation to stay that case pending a decision on class certification in federal court in the Guzman case. On September 27, 2023, the district court in Guzman entered an order granting in part and denying in part plaintiff’s motion for class certification. The district court certified a California class for plaintiff’s claim seeking money damages under the California Consumers Legal Remedies Act but denied class certification on plaintiff’s claim seeking injunctive relief under Fed. R. Civ. P. 23(b)(2). On October 11, 2023, Polaris filed a petition to appeal the portion of the district court’s order granting class certification. On December 14, 2023, the Ninth Circuit denied Polaris’s petition. On January 16, 2026, the state court in Albright entered an order setting a hearing for March 24, 2026 to review the stay of proceedings in that case. On March 19, 2026, the state court in Albright entered an order that continued the stay, and re-scheduled the status conference for May 20, 2026, to review the stay of proceedings in that case. On May 18, 2026, the court entered another order continuing the stay and re-scheduling the status conference for August 18, 2026. Plaintiff’s counsel’s related case—Hellman/Berlanga—was first reported in the Company’s quarterly report for the period ended June 30, 2021. Since then, the Hellman plaintiff has been dismissed and, in May 2023, the remaining plaintiff in the Berlanga case filed a motion for class certification, which we opposed. On July 16, 2024, the federal district court entered an order granting in part and denying in part plaintiff’s motion for class certification. The federal district court certified a California class for plaintiff’s claim seeking money damages but denied class certification on plaintiff’s claim seeking injunctive relief. On July 17, 2024, the federal district court ordered that the Guzman case and the Berlanga case be consolidated for all purposes. On February 27, 2025, the federal district court vacated the pretrial deadlines and the May 5, 2025 trial date. On August 7, 2026, the Company and the plaintiffs agreed to a settlement in principle, which is subject to the approval of the court.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to purchases made by or on behalf of Polaris of its own stock during the third quarter of the fiscal year ending December 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 — 31, 2026	—	$—	—	$1,109,330,034
August 1 — 31, 2026	—	$—	—	$1,109,330,034
September 1 — 30, 2026	—	$—	—	$1,109,330,034
Total	—	$—	—
(1) In October 2023, the Company’s Board of Directors authorized the purchase of up to an additional $1.0 billion of the Company’s outstanding common stock, in addition to the amount still outstanding on its April 2021 share repurchase program. As of September 30, 2026, the Company was authorized to repurchase up to an additional $1.1 billion of the Company’s common stock. The share repurchase program does not have an expiration date.

Item 5 – OTHER INFORMATION
Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6 – EXHIBITS

Exhibit Number	Description

3.a	Certificate of Incorporation of Polaris Inc. effective April 28, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2023.

3.b	Bylaws of Polaris Inc., effective April 28, 2023, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2023.
10.a	Amendment No. 1 to Amended and Restated Polaris Inc. 2024 Omnibus Incentive Plan, effective as of July 30, 2026.

31.a	Certification of Chief Executive Officer required by Exchange Act Rule 13a-14(a).

31.b	Certification of Chief Financial Officer required by Exchange Act Rule 13a-14(a).

32.a	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Polaris Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, filed with the SEC on October 27, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Income (Loss) for the three- and nine-month periods ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Equity for the three- and nine-month periods ended September 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2026 formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS INC. (Registrant)

Date:	October 27, 2026	/s/ MICHAEL T. SPEETZEN
Michael T. Speetzen Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2026	/s/ ROBERT P. MACK
Robert P. Mack Chief Financial Officer (Principal Financial and Accounting Officer)